Form 10KSB
period 2005-12-31
Katie Gold Corp.
filed 2006-03-24
CIK 1330323

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 000-1330323

KATIE GOLD CORP.

(Name of small business issuer in its charter)

            Nevada                                                                                               98-0448154

(State or other jurisdiction of

         (I.R.S. Employer Identification No.)

incorporation or organization)

Suite 1400, 1055 West Hastings Street

Vancouver, British Columbia, Canada  V6E 2E9

(Address of principal executive offices)

(604) 970-1706

Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

                     Title of each class                                                     Name of each exchange on which

                     to be so registered                                                          each class is to be registered

                              None                                                                                       None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ______

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes                                  No __x__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                                          Yes     x                              No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _____                     No   __x__

State issuer’s revenues for its most recent fiscal year:

Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$92,820,000 as at March 24, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

71,400,000 shares of common stock at March 24, 2006

TABLE OF CONTENTS

              Page

ITEM   1:  DESCRIPTION OF BUSINESS

4

ITEM   2:  DESCRIPTION OF PROPERTY

15

ITEM   3:  LEGAL PROCEEDINGS

15

ITEM   4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

15

ITEM   5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

16

ITEM   6:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

16

ITEM   7:  FINANCIAL STATEMENTS

18

ITEM   8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                  AND FINANCIAL DISCLOSURES

33

ITEM   9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

34

ITEM 10:  EXECUTIVE COMPENSATION

35

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

36

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

37

ITEM 13:  EXHIBITS AND REPORTS

37

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES ……………………………...………. 37

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We have commenced operations as an exploration stage company. We are engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.  We have entered into a mineral property option agreement whereby we may acquire a 100% interest in a total of six mineral claims, covering 150 hectares near Missezula Lake and located in the Nicola Mining District, Province of British Columbia, Canada, know as the Conglin Property. Subsequent to entering into the option we staked additional property surrounding the original claims and they were registered, with the original claims, as two claims totaling 459 hectares. There is no assurance that a commercially viable mineral deposit exists on the property.  Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.  We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Once we have completed and evaluated each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that phase.  Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results. We have completed the initial phase of exploration on the Conglin Property. Our professional consulting geologist has updated his geological report for the results of Phase I exploration. He has recommended an additional work program for samples taken from an outcrop to the south of our Phase I line grid which indicated significant silver and copper values. The additional work program will extend the grid lines and magnetic survey south as well as carrying out further detailed trenching, mapping, prospecting and sampling of the mineralized zone. The additional work program is estimated to cost $7,000 and further work will be dependent on the results of the recommended additional program.

Our plan of operation is to conduct exploration work on the Conglin Property in order to ascertain whether it possesses economic quantities of copper and precious metals.  There can be no assurance that an economic mineral deposit exists on the Conglin Property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Even if we complete our proposed exploration programs on the Conglin Property and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Conglin Property Option Agreement

On February 22, 2005, we entered into a mineral property option agreement with Mr. Larry Sostad of North Vancouver, British Columbia, whereby he optioned us a 100% undivided right, title and interest in a total of six mineral claims located in the Nicola Mining Division of British Columbia (the “Property Option Agreement”).

The Option Agreement allows for additional staking of claim property within a 2 kilometer radius of the initial six claims and such claims will become a part of the Conglin Property. On June 13, 2005, Mr. Larry Sostad staked additional area surrounding the initial claims. Upon registration of the additional property the initial claims and the new claims were converted into two claim blocks totaling 458.842 hectares or 1,133.79 acres.

We may exercise the option to acquire the Conglin Property on the following terms:

1.

Payment of $5,000 to the Optionor on signing of the Property Option Agreement. We paid the $5,000 on the execution of the Property Option Agreement.

2.

A Net Smelter Return of 2.5% payable to the Optionor from commercial production of all minerals and metals on the property. The Company may repurchase 1.5% of the Net Smelter Return from the Optionor by the payment of $2.5 million. A net smelter royalty is the amount of money that we would receive from the sale of minerals from the property to a smelter, less refining charges, ore treatment charges, penalties and transportation costs.

3.

Incurring Property Expenditures, totalling $200,000.00, over a two year period from the date of the Property Option Agreement, as follows:

a.

by the 1st anniversary, incurring $20,000 in Property Expenditures, which we have incurred as of the date of this annual report; and

b.

by the 2nd anniversary, incurring an additional $180,000 in Property Expenditures.

The incurrence of the Property Expenditures may be extended by 6 months by the payment to the Optionor, as an extension fee, of 10% of the Property Expenditures still outstanding in the then current anniversary year.

Description, Location and Access

The two Conglin claims totalling 458.842 hectares or 1,133.79 acres are located in the Nicola Mining Division, east of Missezula Lake and northeast of the town of Princeton, in south western region of the Province of British Columbia. Conglin Creek runs through the claims from the north and east to Missezula Lake.

Access to the Conglin Property is provided by paved Highway No. 5A, a distance of approximately 30 miles north of Princeton to a well maintained gravel road east for a further distance of 7 miles. The claims are accessible by four-wheel drive vehicle.

The claims lie within a dry belt of British Columbia with vegetation ranging from open grassy slopes to areas of dense forests of fir, spruce and poplar to open ranges for cattle. The area receives minimal precipitation totalling only ten inches of rainfall per year and temperatures vary from -25ºF in winter to 100ºF in summer. Elevations on the property vary 3,300 feet at lake level to 3,900 feet above sea level at the eastern boundary of the claims.

Title to the Conglin Property

The Conglin Property consists of two mineral claims comprising 458.842 hectares.  A “mineral claim” refers to a specific section of land over which a title holder owns rights to exploration to ground.  The optionor of the Conglin claims, Mr. Larry Sostad, has provided us with the necessary title documents necessary to determine his ownership and therefore right to option the claims to us.

Claims details are as follows:

Claim Name      Claim Number

Date of Staking

Expiry Date

Area

Conglin

514460

June 13, 2005

November 23, 2006

229.427 hectares

Katie

514462

June 13, 2005

June 13, 2007

229.421 hectares

In order to maintain the claims in good standing and extend the expiry date relating to each claim by one year, we must spend at least Canadian $0.40 per hectare on the assessable exploration expenditures of each of the Conglin and Katie claims by their expiry date. Cash may be paid in lieu of assessable exploration expenditures. We have filed assessable exploration expenditures with the Province of British Columbia based on exploration work completed in October and November 2005 resulting in their good standing being extended to a revised expiry date for both claims.

Mineralization

The following technical terms in this section have the following meaning:

Andesitic: composed of solidified volcanic rock containing silica, iron and magnesium and usually medium dark in color

Basaltic:  composed of the most common type of solidified lava that is dense, dark gray in color and fine-grained.

Bornite: an ore of copper typically containing 55% to 70% of the mineral

Chalcocite: an ore of copper formed from chalcopyrite that has 80% copper content

Chalcopyrite: a dark yellow mineral containing copper, iron and sulphur

Pyrite: iron sulphide; more commonly known as fool’s good

Pyroclastics: particules or chunks of volcanic rock ejected from a volcano during eruption

Malachite: a mineral composed of copper and carbonate

Monzonite: a coarse grained volcanic rock with granite features

Syenite: an intrusive volcanic rock composed of alkaline feldspar

The Conglin Property is underlain by andesitic to basaltic flows and pyroclastics intruded by a body of monzonite and syenite of Late Triassic to Early Jurassic age that is approximately between 190 and 230 million years old.  Mineralization is developed in basaltic rocks along the west flank of a northwest trending body of monzonite and syenite. Mineralization occurs as chalcopyrite, pyrite, malachite and minor bornite in veinlets and fine disseminations. Chalcocite has also been reported.

Exploration History

In 1973, M.M. Mathieu conducted a geochemical soil survey and ground magnetometer survey totaling 7.48 line miles on the property.  A magnetometer survey involves measuring the strength of the earth’s magnetic field.  Variations in the magnetic readings on the property may indicate the increased likelihood of precious or base minerals in the area.  Two geochemical north-south anomalies of approximately 1,600 and 3,400 feet in length and average widths of 100 to 200 feet in width were discovered through the exploration.

In 1985, I.M. Watson and Associates Ltd., on behalf of Vanco Explorations Limited, conducted a reconnaissance geological survey and geochemical soil sampling survey on a large property on the west side of Missezula lake, which included a portion of the geological work including rock samples from several showings covered part of the present day Conglin claims.  The magnetics are indicative of geologic and structural features with little correlation to the geochemical anomalies.

Geological Assessment Reports: Conglin Property

We retained Mr. William G. Timmins, a professional consulting geologist, to complete an initial evaluation of the Conglin Property and to prepare a geology report on the initial six claims. He has also updated this report for the results of the Phase I exploration program.

Mr. Timmins has been practicing as a professional geologist since 1965, having been engaged in the evaluation, exploration and development of mineral properties throughout Canada, the United States of American, Latin and South America, Australia and New Zealand. He graduated in 1956 from the Provincial Institute of Mining in Haileybury, Ontario and attended the Michigan Technological University from 1962 to 1965. He was licensed by the Professional Engineers Association of British Columbia (geological discipline) in 1969.

Initial Report – May 31, 2005

Based on his review of the Conglin Property, Mr. Timmins concludes that the Conglin Property is located in a favorable geological environment for the occurrence of copper-gold mineralization.  Mr. Timmins recommends an initial exploration program consisting of three phases:

Phase I should consist of relocating old showings, geological examination, electromagnetic and magnetometer surveys over the entire property, trenching and sampling as well as a preliminary investigation of geochemical anomalous areas.  Electromagnetic surveys involve measuring whether or not rocks on the surface and subsurface of the property conduct electricity.  Copper is an excellent conductor of electricity.  Areas of high conductivity are targets for follow-up exploration. A magnetometer survey involves measuring the strength of the earth’s magnetic field.  Variations in the magnetic readings on the property may indicate the increased likelihood of minerals in the area. Trenching involves removing surface soil using a backhoe or bulldozer.  Sampling involves gathering soil samples or pieces of rock that appear to contain valuable minerals.  All samples gathered from trenching and sampling will be sent to a laboratory where they are crushed and analysed for metal content.

Following the results of Phase I, Phase II would entail geological mapping and trenching and sampling of anomalous zones.  Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work.

Phase III would consist of drill testing anomalous or mineralized zones if warranted by the results of the preceding phases. Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths.  Pieces of the rock obtained, known as drill core, are analysed for mineral content.

Update Report – March 8, 2006

Based on the results of the Phase I exploration program, Mr. Timmins has modified his recommendations in his Initial Report as follows:

1.

Due to instrument malfunction and weather conditions the electromagnetic survey be delayed to a later phase.

2.

During the geological examination and prospecting during Phase I three rock samples were collected from outcrop exposures to the southeast of the previously sampled showings referred to in the May 31, 2005 report. The samples assayed significant values for silver and copper. The newly sampled area may be related to the northwest-southeast fault or shear zone indicated by the magnetics, however the new outcrop zone is south of the grid area. In view of these results, it is recommended that the Company extend the grid line to the south to cover the sampled outcrop area and to extend the magnetic survey as well as carrying out further detailed trenching, mapping, prospecting and sampling of the mineralized zones. The estimated cost of this work is $7,000.

3.

Further work will be dependent upon the results of the above recommended program.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

-

Water discharge will have to meet water standards;

-

Dust generation will have to be minimal or otherwise re-mediated;

-

Dumping of material on the surface will have to be re-contoured and re-vegetated;

-

An assessment of all material to be left on the surface will need to be environmentally benign;

-

Ground water will have to be monitored for any potential contaminants;

-

The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

-

There will have to be an impact report of the work on the local fauna and flora.

Employees

We have no employees as of the date of this annual report other than our two directors.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

In addition to the other information in this annual report, the following factors should be carefully considered in evaluating our business and prospects:

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Conglin Property, currently estimated at $180,000 for remaining proposed phases of exploration as more fully discussed in our professional consulting geologist’s May 31, 2005 report and his update report dated March 8, 2006 and sufficient for us to exercise our Property Option Agreement by February 22, 2007. We have sufficient funds on hand for the additional work program recommended by our professional consulting geologist on March 8, 2006 and our estimated administrative costs for 12 months from the date of this annual report. Therefore, we will need to obtain additional financing in order to complete our business plan.  As of March 24, 2006, we had cash in the amount of $30,628. We have no income from operations.

We have completed the first phase of exploration on the Conglin Property. Our professional consulting geologist has updated his geological report for the results of Phase I exploration. He has recommended an additional work program for samples taken from an outcrop to the south of our Phase I line grid which indicated significant silver and copper values. The additional work program will extend the grid lines and magnetic survey south as well as carrying out further detailed trenching, mapping, prospecting and sampling of the mineralized zone. The additional work program is estimated to cost $7,000 and further work will be dependent on the results of the recommended additional program.

Our business plan calls for significant expenses in connection with the exploration of the Conglin Property.  While we have sufficient funds to conduct the initial phase of exploration on the property, we will require additional financing in order to complete remaining phases of exploration to determine whether the property contains economic mineralization.  We will also require additional financing if the costs of the exploration of the Conglin Property are greater than anticipated.  Even after completing all proposed exploration, we will not know if we have a commercially viable mineral deposit. We will have to spend substantial funds on further drilling and engineering studies in order to establish a deposit.

Our proposed exploration plan, which when complete, should allow us to determine whether mineralization exists on the Conglin Property. At the completion of each phase of our exploration plan we will evaluate the results and make a determination to proceed to the next phase of exploration and its associated estimated cost. The first phase of exploration encompassed additional staking, magnetometer surveys, trenching, sampling, assays and geological reports totaling $20,125. With Phase I complete we were able to update our geological report on the Conglin Property and an additional work program estimated to cost $7,000 will be undertaken to extend the target area southward prior to proceeding to the second phase of exploration, which will be subject to revised recommendations based on the results of the additional work program. We have incurred the $20,000 in property expenditures as required by our Property Option Agreement to be completed by February 22, 2006.

Each subsequent phase of exploration will require additional funds beyond our current cash resources. We will need to obtain additional financing from the sale of our securities to fund these exploration expenditures and future administrative costs. Our administrative costs will be dependent upon the time frame undertaken to complete the remaining phases of our exploration plan. It is reasonable to expect that the work associated with the remaining two phases could be completed within the next year and allow us to meet the required second year property expenditures under our Property Option Agreement. Therefore, we have sufficient funding for an estimated $20,000 in administrative costs from our current operating funds for one year from this annual report. To the extent we need more than one year to complete the remaining exploration or our administrative costs are higher than estimated, we will require additional financing to cover administrative costs.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  We do not currently have any arrangements for financing and may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for copper and precious metals, investor acceptance of our property and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be advances from related parties and joint venture or sale of a partial interest in the Conglin Property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

None of our officers or directors has any technical training or experience in the field of geology and specifically in the areas of exploring for, starting and operating a mine.  As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants.  As well, with no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working in this industry.  Their decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings and ultimate financial success may suffer irreparable harm due to management’s lack of training and experience in this industry.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have commenced exploration on the Conglin Property. We have completed Phase I exploration and received an updated geological report based on the results of Phase I from our professional consulting geologist. Since we have not conducted the remaining phases of exploration recommended in our May 31, 2005 or March 8, 2006 geological reports, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on January 26, 2005 and to date have been involved primarily in organizational activities, the acquisition of the mineral property option and Phase I field exploration which included showing relocation and geological examination, trenching and sampling and electromagnetic and magnetometer surveys.  We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. If we encounter these problems, we will likely continue to incur losses, which may have a negative impact on an investment in our common stock.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from development of the Conglin Property and the production of metals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful and it is doubtful that we will generate any operating revenues or ever achieve profitable operations as few mineral exploration properties are ultimately developed into operating mines. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE WE WILL INCUR SIGNIFICANT COSTS COMPLYING WITH OUR OBLIGATIONS AS A REPORTING ISSUER, OUR ABILITY TO ATTAIN PROFITABLE OPERATIONS WILL BE ADVERSELY IMPACTED.

Because we are a reporting issuer in the United States, we will be required to file periodic reports with the Securities & Exchange Commission, including financial statements and disclosure regarding changes in our operations.  We anticipate that we will incur approximately $10,000 per year in order to comply with these reporting requirements.  As our operations become more complex, it is anticipated that these costs will increase.  These compliance costs will be charged to operations and will negatively impact our ability to attain profitable operations.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable metals as a business is extremely risky. The likelihood of our mineral claims containing economic mineralization or reserves of copper and precious metals is extremely remote.  Exploration is a speculative venture necessarily involving substantial risk.  In all probability, the Conglin Property does not contain any economic reserves and funds that we spend on exploration will be lost.  As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.  OUR INDEPENDENT AUDITOR HAS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The report of our independent accountant to our audited financial statements for the period ended December 31, 2005 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

Exploration involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  The payment of such liabilities may have a material adverse effect on our financial position.

BECAUSE WE HAVE NOT SURVEYED THE CONGLIN CLAIMS, WE MAY DISCOVER MINERALIZATION ON THE PROPERTY THAT IS NOT WITHIN OUR CLAIMS BOUNDARIES AND THEREFORE, CANNOT BE EXTRACTED.

Until the Conglin claims are surveyed, the precise location of the boundaries of the claims may be in doubt.  If we discover mineralization that is close to the estimated claims boundaries, it is possible that some or all of this mineralization may occur outside surveyed boundaries.  In such a case, we would not have the right to extract these minerals.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF BASE OR PRECIOUS METALS ON THE CONGLIN PROPERTY, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Conglin Property does not contain any known bodies of mineralization. If our exploration programs are successful in establishing copper and other metals of commercial tonnage and grade, we will require additional funds in order to place the property into commercial production.  We may not be able to obtain such financing.

IF WE DO NOT INCUR AN ADDITIONAL $180,000 IN EXPLORATION EXPENDITURES ON THE CONGLIN PROPERTY, WE WILL NOT ACQUIRE ANY INTEREST IN THE PROPERTY AND OUR BUSINESS WILL FAIL.

In order to exercise the option relating to the Conglin property, we must incur additional exploration expenditures of $180,000 by February 22, 2007.  We will require additional capital to fund the continued exploration and exercise the option. If we do not meet the exploration expenditures required by the Property Option Agreement, we will not obtain any interest in the Conglin property.  If we are unable to exercise the option respecting the Conglin property, we intend to identify and acquire an interest in a different mineral property.  However, we have not identified any other mineral properties for acquisition and there is no guarantee that we will be able to acquire an interest in another property.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict mineral property exploration and development. Under Canadian mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our current exploration plans, if we proceed to commence drilling operations on the Conglin Property, we will incur modest regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for economic deposits. The demand for base and precious metals may also be significantly reduced. This could delay demand for our metals and limit our ability to generate sufficient revenues.  In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied.  These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR DIRECTORS OWN 42.02% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors own approximately 42.02% of the outstanding shares of our common stock.  Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR OFFICERS AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president and director, Mr. Robert A. Biagioni, only spends approximately 50% of his business time providing his services to us. While Mr. Biagioni presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Biagioni from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

Our secretary-treasurer and director, Ms. Vicki Arnott, only spends approximately 25% of her business time providing services to us. While Ms. Arnott presently possesses adequate time to attend to our interests, it is possible that the demands on Ms. Arnott from her other obligations could increase with the result that she would no longer be able to devote sufficient time to the management of our business.

Our officers and directors are not involved with other companies that are involved in mineral property exploration.  Accordingly, we do not believe the other business interests of our officers and directors present any conflict of interest with our business.

Our bylaws provide that each officer who holds another office or possesses property whereby, whether directly or indirectly, duties or interests might be created in conflict with his or her duties or interests as an officer shall, in writing, disclose to the President the fact and the nature, character and extent of the conflict and abstain from voting with respect to any resolution in which the officer has a personal interest.

BECAUSE OUR MINERAL PROPERTY AND OUR DIRECTORS AND OFFICERS ARE LOCATED IN CANADA, THE ABILITY OF U.S. RESIDENTS TO ENFORCE LIABILITIES UNDER U.S. SECURITIES AND BANKRUPTCY LAWS WILL BE DIFFICULT.

Our sole mineral property asset is located in Canada.  As well, both of our directors and officers reside in Canada.  Accordingly, service of process upon us, or upon individuals related to us, may be difficult or impossible to obtain within the United States.  As well, any judgment obtained in the United States against us may not be collectible within the United States.  Accordingly, the ability of U.S. residents to enforce liabilities under U.S. securities and bankruptcy laws will be difficult.

BECAUSE OUR ARTICLES OF INCORPORATION AUTHORIZE THE ISSUANCE OF UP TO 75,000,000 SHARES, OUR DIRECTORS MAY ISSUE UP TO 71,430,000 ADDITIONAL SHARES IN OUR CAPITAL, WHICH MAY NEGATIVELY IMPACT THE VALUE OF AN INVESTMENT IN OUR CURRENT ISSUED STOCK.

Our articles of incorporation authorize the issuance of up to 75,000,000 shares of common stock.  We currently have 3,570,000 shares of common stock issued and outstanding.  Our directors will be able to approve the issuance of up to 71,430,000 additional shares of common stock without requiring stockholder approval.  Such stock issuances will dilute the interests of existing stockholders.  As well, such shares, when issued, may be granted voting powers, rights and preferences that differ from and may be superior to those of current shareholders.

BECAUSE WE HAVE NOT DECLARED DIVIDENDS AND HAVE NO INTENTION OF DOING SO IN THE FUTURE, STOCKHOLDERS SHOULD NOT EXPECT TO RECEIVE ANY FUNDS FROM THEIR INVESTMENT UNLESS THEY SELL OUR STOCK.

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.  Therefore, investors will not receive any payments from their investment in our stock unless they sell their shares.

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS HIS OR HER ABILITY TO SELL THE STOCK.

Our shares constitute penny stock under the Exchange Act.  The shares will remain penny stock for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.  You should not place too much reliance on these forward-looking statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above “Risk Factors” section and elsewhere in this document.

ITEM 2:  DESCRIPTION OF PROPERTY

We have optioned the mineral exploration rights relating to the two mineral claims comprising the Conglin Property.  We do not own any real property interest in the Conglin Property or any other property.

ITEM 3:  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. Our address for service of process in Nevada is 7251 West Lake Mead Blvd, Suite 300, Las Vegas, Nevada, 89701.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock commenced quotation on the OTC Bulletin Board on February 9, 2006.  The Company commenced trading of its common stock through the facilities of the OTC Bulletin Board on March 22, 2006.

As of March 24, 2006, we had approximately 33 registered stockholders holding 71,400,000 shares of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.  we would not be able to pay our debts as they become due in the usual course of business; or

2.  our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

On March 10, 2006, the shareholders of the Company unanimously adopted a resolution to conduct a forward split of the Company’s common stock on a 20 share for 1 share basis, payable as a dividend.  The record date for the dividend was Friday, March 17, 2006, and the pay date was Monday, March 20, 2006.  As a result of the dividend, the issued and outstanding common stock of the Company increased from 3,570,000 shares issued and outstanding to 71,400,000 shares issued and outstanding.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

From inception to date, we have completed the initial phase of exploration on the Conglin Property, completed assaying samples taken from the property during Phase I field exploration and received an updated geological report from our professional consulting geologist for the Phase I exploration.

We have incurred sufficient property expenditures to satisfy the first year requirements of our Property Option Agreement.

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended additional work recommended in our professional consulting geologist’s March 8, 2006 report. We plan to commence the additional work program on the Conglin Property in the spring of 2006.  The program should take up to a one month to complete.  Based on the results of the additional work program we will then undertake revised recommendations of our professional consulting geologist for Phases II & III work programs during the fall of 2006. These programs will take approximately two months to complete. Although we have no current estimate of these revised phases of exploration we will need to incur a total of $180,000 before February 22, 2007 in order to exercise our property option. The exploration work will be conducted by the property owner, Mr. Larry Sostad, who will be supervised by William G. Timmins, our professional consulting geologist. They will each provide their services at standard market rates within the context of our exploration plan budget. Our agreements with each of Mr. Sostad and Mr. Timmins for their services are verbal.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program.

In addition to the exploration program costs, we estimate we will incur $20,000 in administrative costs for the year following the date of this annual report.

Total expenditures related to exploration, administration and this offering over the next 12 months are therefore expected to be approximately $200,000.

While we have enough funds to complete the additional work program on the Conglin Property, we will require additional funding in order to cover Phase II and III exploration programs on the Conglin Property.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

If we are successful in our exploration program and identify a mineral deposit on the Conglin Property we will still have to spend substantial funds on further drilling and engineering studies to determine if the deposit is commercially viable.

Results Of Operations For The Period From Inception Through December 31, 2005

We have not earned any revenues from our incorporation on January 26, 2005 to December 31, 2005.  We do not anticipate earning revenues unless we enter into commercial production on the Conglin Property, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $50,106 for the period from our inception on January 26, 2005 to December 31, 2005. These operating expenses were comprised of accounting and audit fees of $15,000, mineral property costs of $25,125, transfer agent costs of $1,174, organization costs of $500, legal fees of $7,500, regulatory fees and filings of $706 and office, bank charges and other sundries, net of interest income, of $101.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

KATIE GOLD CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2005

(Audited)

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Katie Gold Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Katie Gold Corp. (An Exploration Stage Company) as at December 31, 2005, the related statements of operations, changes in stockholders’ equity and cash flows for the period from January 26, 2005 (Inception) to December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consider of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Katie Gold Corp. (An Exploration Stage Company) as at December 31, 2005, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has losses and net cash outflows from operations since inception. These factors raise substantial doubt the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington

March 10, 2006

KATIE GOLD CORP.

(An Exploration Stage Company)

BALANCE SHEET

 (Stated in U.S. Dollars)

AS AT
DECEMBER 31,
2005

ASSETS

Current
Cash and cash equivalents	$48,381
Interest receivable and prepaid expenses	331
$48,712

LIABILITIES

Current
Accounts payable and accrued liabilities	$22,318

Commitments and Contractual Obligations (Note 7)

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
3,570,000 common shares	3,570

Additional paid-in capital	72,930

Deficit Accumulated During the Exploration Stage	(50,106)
26,394

$48,712

The accompanying notes are an integral part of these financial statements.

KATIE GOLD CORP.

(An Exploration Stage Company)

STATEMENT OF LOSS

 (Stated in U.S. Dollars)

PERIOD FROM
DATE OF
INCEPTION
JANUARY 26,
2005 TO
DECEMBER 31,
2005

Expenses

Filing fees	$706
Mineral property option payments	5,000
Mineral property expenditures	20,125
Office and sundry, net of interest income	101
Professional fees	23,000
Transfer Agent	1,174

Loss for the Period	$50,106

Basic and Diluted Loss per Share	$ (0.02)

Weighted Average Number of Common Shares Outstanding	3,114,137

The accompanying notes are an integral part of these financial statements.

KATIE GOLD CORP.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Stated in U.S. Dollars)

PERIOD FROM
DATE OF
INCEPTION
JANUARY 26,
2005 TO
DECEMBER 31,
2005

Cash provided by (used for)
Operating Activities
Loss for the period	$ (50,106)
Items not affecting cash:
Interest receivable and prepaid expenses	(331)
Accounts payable and accrued liabilities	22,318
(28,119)

Financing Activity
Share capital issued	76,500
76,500

Increase in Cash and Cash Equivalents	48,381

Cash and Cash Equivalents, Beginning of Period	-

Cash and Cash Equivalents, End of Period	$48,381

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

KATIE GOLD CORP.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Stated in U.S. Dollars)

PERIOD FROM JANUARY 26, 2005 (INCEPTION)

TO DECEMBER 31, 2005

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Opening balance, January 26, 2005	-	$-	$-	$-	$-

February 9, 2005 – Shares issued for cash at $0.001	1,500,000	1,500	-	-	1,500

February 17, 2005 – Shares issued for cash at $0.01	1,500,000	1,500	13,500	-	15,000

March 7, 2005 – Shares issued for cash at $0.10	550,000	550	54,450	-	55,000

April 8, 2005 – Shares issued for cash at $0.25	20,000	20	4,980	-	5,000

Net loss for the Period	-	-	-	(50,106)	(50,106)

Balance, December 31, 2005	3,570,000	$3,570	$72,930	$ (50,106)	$26,394

The accompanying notes are an integral part of these financial statements.

KATIE GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

1.

NATURE OF OPERATIONS

a)

Organization

Katie Gold Corp. (the “Company”) was incorporated in the State of Nevada, U.S.A. on January 26, 2005. The Company’s fiscal year end is December 31.

b)

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  It is primarily engages in the acquisition and exploration of mining properties.  Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

c)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements since inception, the Company has incurred a net loss of $50,106 for the period from January 26, 2005 (inception) to December 31, 2005, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from these estimates.

KATIE GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalent

Cash consists of cash on deposit with a high quality major financial institution, and to date has not experienced any losses on any of its balances. Cash equivalents include highly liquid investments with original maturities of nine months or less. The carrying amounts approximated the fair market value due to the liquidity of these deposits.

Mineral Property Option Payments and Exploration Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.  To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all costs are being expensed.

Cost of Maintaining Mineral Properties

The Company does not accrue the estimate future costs of maintaining its mineral properties in good standing.

Acquisition Costs

Acquisition costs are capitalized on property where proven and probable reserves exist.

Exploration expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based on many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that the carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or

KATIE GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration expenditures (Continued)

determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present of future values.

The Company’s exploration activities and proposed mine development are subject of various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are being developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Environmental and reclamation costs

The operations of the Company have been, and may in future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restoration costs. Both the likelihood of new regulations and the overall affect upon the Company may vary from region to region and are not predictable.

The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures. Environmental expenditures that relate to ongoing environmental and reclamation programs will be charged against statement of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because all property holdings are at early stages of exploration. Therefore, estimated future removal and site restoration costs are presently considered minimal.

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109 (SFAS “109”), “Accounting for Income Taxes”, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investment by owners and distributions to owners. The

KATIE GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Continued)

Company has not had any significant transactions that are required to be reported in other comprehensive income.

Intangible Assets

The Company has adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which requires that goodwill not be amortized, but that goodwill and other intangible assets be tested annually for impairment. The Company’s operational policy for the assessment and measurement of any impairment in the value of goodwill and intangible assets, which primarily relates to contract-based intangibles such as license agreements and extensions, is to evaluate annually, the recoverability and remaining life of its intangible assets to determine the fair value of these assets. The methodologies to be used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. If the fair value of any of these assets is determined to be less than its carrying value, the Company will reflect the impairment of any such asset over its appraised value.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

Revenue Recognition

The Company recognizes revenue in accordance with the criteria outline in Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAP 104”), “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)

monetary items at the exchange rate prevailing at the balance sheet date;

ii)

non-monetary items at the historical exchange rate;

iii)

revenue and expense items at the average exchange rate in effect during the applicable accounting period.

KATIE GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation (Continued)

Translation adjustments resulting from this process are recorded in Stockholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss).

Translation gains or losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the local functional currency are recorded in the Statement of Operations.

Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and other related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock-based compensation is accounted for using the fair value method in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation”.

Basic and Diluted Loss per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At December 31, 2005, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents; interest receivable and prepaid expenses; accounts payable and accrued liabilities approximate their fair value as of December 31, 2005.

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred in the current fiscal period.

Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises”, as it devotes substantially all of its efforts to acquiring

KATIE GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Stage Enterprise (Continued)

and exploring mineral properties in British Columbia, Canada. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

3.

RECENT ACCOUNTING PRONOUNCEMENTS

a)

In December 2004, Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchange of Non-monetary Assets – an amendment of APB Opinion No. 29”. This Statement amended APB Opinion 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges on non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The company has determined that the adoption of SFAS 153 does not have an impact on it results of operations or financial position.

b)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123 (revised 2004)”), “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The company has determined that the adoption of SFAS 123 (revised 2004) does not have an impact on its results of operations or financial position.

c)

In March 2005, the Emerging Issue Task Force issued EITF Issue 04-6 (“EITF Issue 04-6”), “Accounting for the Stripping Costs in the Mining Industry”, stating that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins, Chapter 4 (“ARB No. 43”), “Inventory Pricing”. Based upon this Statement, post production stripping costs are considered as costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized as a cost of sales in the same period as the revenue from the sale of inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The provisions will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company has determined that adoption of EITF Issue 04-6 does not have an impact on its results of operations or financial position since the Company is still in the exploration stage and has not realized any revenues from its operations.

d)

The FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asst Retirement Obligations” in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset

KATIE GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

3.

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

d)

Continued

retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material affect on its financial statements.

e)

 In November 2005, the FASB issued Staff Position No. 115-1 (“FSP 115-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. FSP 115-1 provides guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and early adoption is permitted. The Company has determined that the adoption of FSP 115-1 does no have an impact on its operations or financial position.

4.

MINERAL PROPERTY INTEREST

The Company has entered into an option agreement, dated February 22, 2005 to acquire a 100% interest in six mineral claims covering 150 hectares located in the Nicola Mining District in British Columbia, Canada. The option agreement allowed for additional staking of claim property within a 2 kilometer radius of the initial six claims. In June 2005, the Company undertook additional staking and upon registration of the initial claims and the new claims were converted into two claim blocks totalling 459 hectares.

In order to earn its interests, the Company made cash payments totalling $5,000 on signing and must incur exploration expenditures totalling $200,000, as follows:

Exploration expenditures:

-

$20,000 by February 22, 2006, which have been incurred by December 31, 2005; and

-

a further $180,000 by February 22, 2007.

The exploration expenditures may be extended six months by written request of the Company accompanied by a payment to the Optionor of 10% of the exploration expenditures deferred.

The properties are subject to a 2.5% net smelter return royalty, which may be partially repurchased prior to commercial production.

5.   SHARE CAPITAL

The Company has no stock option plan, warrants or other dilutive securities.

KATIE GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

6.

INCOME TAX

a)

Income Tax Provision:

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 35% to income before income taxes.  The difference results from the following items:

Computed expected (benefit of) income taxes	$ (17,537)

Increase in valuation allowance	17,537

Income tax provision	$ -

b)

Significant components of the Company’s deferred income tax assets are as follows:

Operating loss carry forward	$ 24,981

Mineral property option payments and expenditures	25,125

50,106

Statutory tax rate	35%

Deferred income tax asset	17,537

Valuation allowance	(17,537)

Net deferred tax asset	$ -

c)

The Company has incurred operating losses and approximately $24,981, which, if unutilized, will expire in 2025.  Subject to certain restrictions, the Company has exploration expenditures of $25,125 available to reduce future income taxes. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Income Tax Operating Loss Carry Forward

	Amount	Expiration Date

2005	$ 24,981	2025

Total income tax operating loss carry forward	$ 24,981

KATIE GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

7.

COMITTMENTS AND CONTRACTUAL OBLIGATIONS

Mineral Property

The Company’s mineral property interest has been acquired pursuant to an option agreement dated February 22, 2005.  In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 4.

Otherwise, the Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

8.

SUBSEQUENT EVENTS

On March 10, 2006, shareholders of the Company adopted a resolution that the Company’s common stock be forward split on a 20 shares to 1 basis.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2005 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

ITEM 8B:  OTHER INFORMATION

None.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director                 Age

Robert A. Biagioni

        49

Vicki Arnott

        57

Executive Officers:

Name of Officer                  Age

Office

---------------------

      -----              --------

Robert A. Biagioni                49

President and Chief Executive Officer

Vicki Arnott

       57

Secretary-Treasurer

We do not have an audit committee.

Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Robert A. Biagioni has acted as our President, chief executive officer, and as a director since our incorporation on January 26, 2005.

From 1986 to present, Mr. Biagioni has been the President and Chief Executive Officer of the Corus Financial Group, which provides financial and operational consulting services in the United States and Canada, primarily in real estate, technology and manufacturing. Mr. Biagioni has held senior financial roles with the HTM Group, the First Merchant Group, MDU Communications International, Inc., TelSoft Mobile Data Inc. (now MDSI Mobile Data Solutions Inc.) and Sand River Resources Ltd. (now Rio Fortuna Explorations Corp.).

Prior to forming the Corus Financial Group, Mr. Biagioni was a senior manager with Peat, Marwick, Mitchell & Co. (now KPMG) in the firm’s Vancouver office.

Mr. Biagioni received a BComm. from the University of British Columbia in accounting and management information systems in 1979 and was admitted to the Institute of Chartered Accountants of British Columbia in 1981.

Mr. Biagioni does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Biagioni intends to devote approximately 50% of his business time to our affairs.

Ms. Vicki Arnott has acted as our secretary- treasurer and as a director since February 8, 2005. Ms. Arnott is also serving as our principal financial and accounting officer.

Ms. Arnott has been a paralegal with a number of law firms in Vancouver, British Columbia for the last 25 years. Those law firms include Greg Dureault Law Corp., Pollard Morgan and Clark Wilson. She also acted as the executive assistant to the President of iTV Games, Inc. from 1999 to 2001.

Ms. Arnott does not have any professional training or technical credentials in the exploration, development and operation of mines. Ms. Arnott does not have any accounting or finance credentials, but does have experience in accounting for law practices and legal trust funds. She also has experience in real estate and real estate finance.

Ms. Arnott intends to devote approximately 25% of his business time to our affairs.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2005.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Robert Biagioni Vicki Arnott	President& Chief Executive Officer SecretaryTreasurer	2005 2005	$0 $0	0 0	0 0	0 0	0 0	0 0	0 0

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Robert A. Biagioni (President, Chief Executive Officer and Director) Vicki Arnott (Secretary, Treasurer, and Director)	Nil Nil	Nil Nil	Nil Nil

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officers and directors, individually and as a group as at the date of this annual report.  Except as otherwise indicated, all shares are owned directly.

Amount of

Title of

Name and address

beneficial

Percent

Class

of beneficial owner

ownership(2)    of class(2)

Common

Robert A. Biagioni

15,000,000(1)

21.01%

Stock

President, Chief Executive

Officer, and Director

250 West 4th Street, Suite 305

North Vancouver, B.C.

Canada

Common          Vicki Arnott

15,000,000

21.01%

Stock

Secretary-Treasurer

and Director

2312 Heather Street

Vancouver, B.C.

Canada

Common          All officers and directors

30,000,000

42.02%

Stock

as a group that consists of

shares

two people

(1) Indirect ownership through Mr. Biagioni’s investment holding company, Corus Investments Corp.

(2) The percent of class is based on 71,400,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Neither our directors and officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

 31.1

Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

 31.2

Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

 32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2005. Since December 31, 2005, we filed the following Current Reports on Form 8-K:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K
March 23, 2006	March 23, 2006	Item 8.01 announcing the forward split of the Company’s common stock

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Telford Sadovnick billed the following fees for the services indicated:

Fiscal year-ended
December 31, 2005

Audit fees	$4,000
Audit-related fees	Nil
Tax fees	Nil
All other fees	7,200

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.  All other fees relate to professional services rendered in connection with the audit and review of financial statements included in our SB-2 filing and amendments.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2006

KATIE GOLD CORP.

/s/ Robert A. Biagioni

___________________________

Robert A. Biagioni

President, Chief Executive Officer and Director (Principal Executive

Officer)

/s/ Vicki Arnott

___________________________

Vicki Arnott

Secretary, Treasurer and Director (Principal Financial Officer and

Principal Accounting Officer)