Form 10QSB
period 2006-03-31
NEW WORLD ENTERTAINMENT CORP.
filed 2006-05-23
CIK 1330323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________



                          NEW WORLD ENTERTAINMENT CORP.
                          -----------------------------
                 (Name of small business issuer in its charter)

               NEVADA                                     98-0448154
              ------                                     ----------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)


                    7251 West Lake Mead Boulevard, Suite 300
                             Las Vegas, Nevada 89128
                    (Address of principal executive offices)

                    Issuer's telephone Number: (888) 628-1949

                                 WITH COPIES TO:

                            Richard A. Friedman, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                                 (212) 930-9700
                               Fax: (212) 930-9725

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court:

                               Yes [ ] No [ ]

Indicate by check whether the registrant is a shell company (as defined in rule 12b of the Exchange Act).

                               Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2006, the issuer had 71,400,000 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS



                                                                           Page
                      PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
                   Balance Sheets......................................      4
                   Statement of Operations.............................      5
                   Statement of Stockholder's Equity (Deficit).........      6
                   Statements of Cash Flows............................      7

                   Notes to Consolidated Financial Statements..........   8-11

Item 2.    Management's Discussion and Analysis or Plan of Operation...     12

Item 3.    Controls and Procedures.....................................     15

                        PART II - OTHER INFORMATION

Item 1.    Legal Proceedings...........................................     15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.     16

Item 3.    Defaults Upon Senior Securities.............................     16

Item 4.    Submission of Matters to a Vote of Security Holders.........     16

Item 5.    Other Information...........................................     16

Item 6.    Exhibits ...................................................     17

SIGNATURES.............................................................     17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      MORNINGSTAR INDUSTRIAL HOLDINGS CORP.
                           (Formerly KATIE GOLD CORP.)

                              FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005

                                   (UNAUDITED)



                      MORNINGSTAR INDUSTRIAL HOLDINGS CORP.
                           (Formerly KATIE GOLD CORP.)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006

                                                                                                 Page Number

Financial Statements

Balance sheet at March 31, 2006 (Unaudited) and December 31, 2005 (Audited)                           4

Statement of operations for the three months ended March 31, 2006 and 2005 (Unaudited)                5

Statement of stockholders' equity for the three months ended
   March 31, 2006 and 2005 (Unaudited)                                                                6

Statement of cash flows for the three months ended March 31, 2006 and 2005                             7

Notes to financial statements                                                                       8 - 11

                      MORNINGSTAR INDUSTRIAL HOLDINGS CORP.
                           (FORMERLY KATIE GOLD CORP.)
                                  BALANCE SHEET
                             (Stated in US Dollars)


                                                                       March 31                  December 31
                                                                 ----------------------    ------------------------
                                                                         2006                       2005
                                                                 ----------------------    ------------------------
                                                                      (Unaudited)
ASSETS
CURRENT
Cash                                                             $               13,761    $                 48,381
Interest receivable and prepaid expenses                                            225                         331
                                                                 ----------------------    ------------------------
                                                                                 13,986                      48,712
                                                                 ----------------------    ------------------------

                                                                 $               13,986    $                 48,712
                                                                 ======================    ========================


 LIABILITIES

CURRENT
Accounts payable and  accrued liabilities                        $               15,672    $                 22,318
                                                                 ----------------------    ------------------------

                                                                                 15,672                      22,318
                                                                 ======================    ========================

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock: $0.001 par value
75,000,000 shares authorized: 71,400,000
shares issued and outstanding ( 71,400,000 in 2005)                              71,400                      71,400
Additional paid-in capital                                                        5,100                       5,100
(Deficit)                                                                       (78,186)                    (50,106)
                                                                 ----------------------    ------------------------
                                                                                 (1,686)                     26,394
                                                                 ----------------------    ------------------------

                                                                 $               13,986    $                 48,712
                                                                 ======================    ========================

   The accompanying notes are an integral part of these financial statements.

                      MORNINGSTAR INDUSTRIAL HOLDINGS CORP.
                           (FORMERLY KATIE GOLD CORP.)
                             STATEMENT OF OPERATIONS
                             (Stated in US Dollars)


                                                                                                            From Inception
                                                           For the Three Months Ended March 31             (Janury 26, 2005)
                                                   -------------------------  ------------------------            to
                                                             2006                      2005                 March 31, 2006
                                                   -------------------------  ------------------------  ------------------------
                                                         (Unaudited)                  (Unaudited)
                                                   -------------------------  ------------------------  ------------------------
REVENUE                                            $                     131  $                      -  $                    131
                                                   -------------------------  ------------------------  ------------------------

EXPENSES
Filing fees                                                            1,600                       100                     2,306
Meals and entertainment                                                5,236                                               5,236
Mineral property option payments                                           0                         0                     5,000
Mineral property expenditures                                          9,240                         0                    29,365
Office and sundry, net of interest income                              1,448                         0                     1,549
Professional fees                                                     10,025                     5,500                    33,025
Transfer agent                                                           662                       140                     1,836
                                                   -------------------------  ------------------------  ------------------------
Total expenses                                                        28,211                     5,740                    78,317
                                                   -------------------------  ------------------------  ------------------------

Net Loss for the period                            $                 (28,080) $                 (5,740) $                (78,186)
                                                   =========================  ========================  ========================

Basic and diluted (loss) per common share          $                  (0.000) $                 (0.000) $                 (0.001)
                                                   -------------------------  ------------------------  ------------------------
Weighted average number
 of common shares outstanding                                     71,400,000                64,466,666                65,853,333
                                                   -------------------------  ------------------------  ------------------------

   The accompanying notes are an integral part of these financial statements.

                      MORNINGSTAR INDUSTRIAL HOLDINGS CORP.
                           (FORMERLY KATIE GOLD CORP.)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT).
               From Inception (January 26, 2005) to March 31, 2006
                             (Stated in US Dollars)

                                                         Common Stock               Additional   Accumulated       Total
                                                  Shares               Amount       Paid-in       Deficit         Equity
                                                                                    Capital                      (Deficit)
                                                                          $             $             $
                                          ---------------------------------------------------------------------------------
Opening balance, January 26, 2005                          -                -             -             -               -

Common shares issued for cash at
$0.00005 per share February 9, 2005               30,000,000           30,000       (28,500)            -         $ 1,500

Common shares issued for cash at
$0.0005 per share February 17, 2005               30,000,000           30,000       (15,000)            -          15,000

Common shares issued for cash at
$0.005 per share, March 7, 2005                   11,000,000           11,000        44,000             -          55,000

Common shares issued for cash at
$0.0125 per share, April 8 2005                      400,000              400         4,600             -           5,000

Net (Loss) for the period                                  -                -             -       (50,106)        (50,106)
                                          ---------------------------------------------------------------------------------
Balance, December 31, 2005                        71,400,000           71,400         5,100       (50,106)         26,394

Net (Loss) for the period                                  -                -             -       (28,080)        (28,080)
                                          ---------------------------------------------------------------------------------
Balance, March 31, 2006                           71,400,000         $ 71,400       $ 5,100     $ (78,186)       $ (1,686)
                                          =================================================================================

   The accompanying notes are an integral part of these financial statements.

                      MORNINGSTAR INDUSTRIAL HOLDINGS CORP.
                           (FORMERLY KATIE GOLD CORP.)
                             STATEMENT OF CASH FLOWS
                             (Stated in US Dollars)

                                                                                                            From Inception
                                                               For the Three Months Ended March 31        (Janury 26, 2005)
                                                             -----------------------------------------           to
                                                                    2006                 2005                March 31, 2006
                                                             -------------------  --------------------  -------------------------
                                                                (Unaudited)          (Unaudited)
CASH (USED IN) OPERATING ACTIVITIES

Net loss for the period                                               $ (28,080)             $ (5,740)                 $ (78,186)
Changes in non-cash operating working capital items:
Interest receivable and prepaid expenses                                    106                     0                       (225)
Account payable and accrued liabilities                                  (6,646)                    0                     15,672
                                                             -------------------  --------------------  -------------------------
Net cash  (used in) operating activities                                (34,620)               (5,740)                   (62,739)
                                                             -------------------  --------------------  -------------------------

CASH PROVIDED BY FINANCING ACTIVITIES
Share capital issued                                                          0                71,300                     76,500
                                                             -------------------  --------------------  -------------------------
Net cash provided by  financing activities                                    0                71,300                     76,500
                                                             -------------------  --------------------  -------------------------

CASH AT BEGINNING OF PERIOD                                              48,381                     0                          0
CASH AT END OF PERIOD                                                  $ 13,761              $ 65,560                   $ 13,761
                                                             -------------------  --------------------  -------------------------

   The accompanying notes are an integral part of these financial statements.

                      MORNINGSTAR INDUSTRIAL HOLDINGS CORP.
                           (Formerly KATIE GOLD CORP.)
                        NOTES TO THE FINANCIAL STATEMENTS
                             (Stated in US Dollars)
                                 MARCH 31, 2006

1. NATURE OF OPERATIONS

a) Organization

The Company was incorporated under the laws of the State of Nevada on January 26, 2005 as Katie Gold Corp. and it was primarily engaged in the acquisition and exploration of mining properties until April 2006. The Company's fiscal year end is December 31.

On March 21, 2006, a Certificate of Amendment was filed with the Secretary of State in Nevada to change the name of the Company from Katie Gold Corp. to Morningstar Industrial Holdings Corp. At this time, the Company was still engaged in the acquisition and exploration of mining properties.

On April 26, 2006, the Company filed Articles of Merger with the Secretary of State in Nevada to merge with New World Entertainment Corp., a private company incorporated in Nevada. As a result of the merger, the Company changed its business and its name from Morningstar Industrial Holdings Corp. to New World Entertainment Corp.

b)   Change of Business

On April 26, 2006, the Company filed Articles of Merger with the Secretary of State in Nevada to change its name from Morningstar Industrial Holdings Corp. to New World Entertainment Corp. and underwent a change in management and direction and is currently involved in the acquisition and licensing of online gaming technologies.

On May 12, 2006 the Company entered into a share exchange agreement with Liverpoole Inc., a privately-owned corporation organized under the laws of Antigua, for the acquisition of all of the issued and outstanding shares of Liverpoole in exchange for 25,000,000 shares of the Company. In connection therewith, in order to secure the right to enter into such agreement with Liverpoole, the Company entered into an agreement with World Mobile Network Corp., a publicly-held corporation, pursuant to which World Mobile Network Corp. agreed to assign its exclusive right to acquire Liverpoole to the Company in exchange for 20,000,000 shares of the Company.

c)   Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred a net loss of $78,186 for the period from January 26, 2005 (inception) to March 31, 2006 and has revenues for $131. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

d)   Mineral Property Interests

The Company entered into an option agreement on February 22, 2005 to acquire a 100% interest in six mineral claims covering 150 hectares located in the Nicola Mining District in British Columbia, Canada. The option agreement NEW WORLD ENTERTAINMENT CORP. (Formerly Morningstar Industrial Holdings Corp.) NOTES TO THE FINANCIAL STATEMENTS (Stated in US Dollars) MARCH 31, 2006 (Continued)


allowed for additional staking of claim property within a 2 kilometer radius of the initial six claims. In June 2005, the Company undertook additional staking and upon registration of the initial claims and the new claims were converted into two claim blocks totaling 459 hectares.

In order to earn its interests, the Company made cash payments totaling $5,000 on signing and must incur exploration expenditures totaling $200,000.

As the business of the Company has changed, current management of the Company has elected to not incur the additional exploration expenditures due under the option agreement. Unless these payments are made, the Company will lose its interests under the option agreement when the final payment comes due on February 22, 2007. The Company does not intend to complete this payment at the present time.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b.   Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured.

c.   Income Taxes

The Company prepares its tax returns on the accrual basis. The Company has elected to file its taxes as a Limited Liability Company, whereby its profits and losses are passed through to its members. Accordingly, the Company does not pay or accrue income taxes. Also, the Company does not record an asset for the value of its net operating loss carry forwards.

d.   Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e.   Interest Receivable and Prepaid Expenses

Interest receivable and prepaid expenses consists of advances for future services and include the amount of $225 as of March 31, 2006.

f.   Basic and Diluted (Loss) Per Share

In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to

                      MORNINGSTAR INDUSTRIAL HOLDINGS CORP.
                           (Formerly KATIE GOLD CORP.)
                        NOTES TO THE FINANCIAL STATEMENTS
                             (Stated in US Dollars)
                           MARCH 31, 2006 (Continued)

include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

g.   Cash

For purposes of the statement of cash flows, the company considers all funds held in its bank accounts and funds held in trust by third parties as Cash.

h.   Current Liabilities

The Company's current liabilities account is composed of accounts payable and accrued liabilities and total $15,672 as at March 31, 2006.

i.   Unaudited Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

3. SHARE CAPITAL

a)   Authorized:

75,000,000 common shares with a par value of $0.001

b)   Issued:

As of March 31, 2006 the number of issued outstanding common shares was 71,400,000.

The Company has no stock option plan, warrants or other dilutive securities.

On March 10, 2006 shareholders of the company adopted a resolution that the Company's common shares be forward split on a 20 shares to 1 share basis. Share disclosure has been retroactively restated accordingly.

4. SUBSEQUENT EVENTS

a)   Share Exchange Agreement with Liverpoole Inc.

On May 12, 2006 the Company entered into a share exchange agreement with Liverpoole Inc., a privately-owned corporation organized under the laws of Antigua, for the acquisition of all of the issued and outstanding shares of Liverpoole in exchange for 25,000,000 shares of the Company. In connection therewith, in order to secure the right to

                      MORNINGSTAR INDUSTRIAL HOLDINGS CORP.
                           (Formerly KATIE GOLD CORP.)
                        NOTES TO THE FINANCIAL STATEMENTS
                             (Stated in US Dollars)
                           MARCH 31, 2006 (Continued)
enter into such agreement with Liverpoole, the Company entered into an agreement with World Mobile Network Corp., a publicly-held corporation, pursuant to which World Mobile Network Corp. agreed to assign its exclusive right to acquire Liverpoole to the Company in exchange for 20,000,000 shares of the Company.

b)   Loan Agreement

On May 3, 2006, the Company entered into a $3,250,000 secured Loan Agreement (the "Loan Agreement") with 555 Holdings LLC, a Nevada limited liability company, and Global Developments Inc., a Nevada company (collectively the "Lenders"), pursuant to which Loan Agreement the Company issued $3,250,000 in aggregate principal amount of promissory notes (collectively the "Notes") to the Lenders. In lieu of the interest on the Notes, the Company agreed to simultaneously with the issuance of the Notes to issue three and one third shares of common stock, $0.001 par value per share (the "Common Stock"), of restricted stock of the Company for every dollar loaned by the Lenders, amounting to 10,833,333 shares of Common Stock (the "Shares"). The issuance of the Note was exempt from registration requirements of the Securities Act of 1933 (the "Securities Act") pursuant to Section 4(2) of such Securities Act and/or Regulation D promulgated thereunder based upon the representations of the Investor that it is an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes contained elsewhere in this Form 10-QSB ("Report"). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-KSB for the year ended December 31, 2005.

The section entitled "Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 and similar types of discussions in other SEC filings discuss some of the important risks that may affect our business, results of operations and financial condition. Some of those risks are as follows:

*Our business depends on our ability to obtain additional financing, or our business will fail.

*Our stock price can be extremely volatile.

You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our Company or to maintain or decrease your investment.

This  Report may  contain  forward-looking  @  statements  within the meaning of
Section 17A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and
(e) any statements using the words "believes," "budget," "target," "goal," anticipate," expect," "plan," "outlook," "objective," may," project," intend," "estimate," or similar expressions. These statements are only predictions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Background

We have commenced operations as an exploration stage company. We are engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. As of December 31, 2005, we have entered into a mineral property option agreement whereby we may acquire a 100% interest in a total of six mineral claims, covering 150 hectares near Missezula Lake and located in the Nicola Mining District, Province of British Columbia, Canada, know as the Conglin Property. Subsequent to entering into the option we staked additional property surrounding the original claims and they were registered, with the original claims, as two claims totaling 459 hectares. There is no assurance that a commercially viable mineral deposit exists on the property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Use of Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or conditions are used.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

We have not earned any significant revenues from the date of our incorporation on January 26, 2005 to March 31, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Conglin Property, which is doubtful, or undergo reorganization by the process of acquisition of a new business line. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

Revenues for the three months ended March 31, 2006 were $131 compared to $0 for the three months ended March 31, 2005, a nominal increase of $131 or 100%. We have not earned any significant revenues from our incorporation on January 26, 2005 to March 31, 2006.

Our principal expenses during the three months ended March 31, 2006 and 2005 were mineral property expenditures and professional fees. Our professional fees included legal, accounting and public relations. The increased level of expenses being incurred by the Company arises out of its efforts to commercially exploit its mineral properties. Some of the specifics include increased effort by the Company in its attempts of exploiting any mineral deposits that it discovers that demonstrate economic feasibility.

As we did not earn any material revenues for three months ended March 31, 2006, our cost of revenues for three months ended March 31, 2006 was 0.

We did not incur any research and development expenses for the three months ended March 31, 2006.

Mineral property expenditures for the three months ended March 31, 2006 were $9,240 compared to $0 for the three months ended March 31, 2005, an increase of $9,240 or 100%. The net increase was due primarily to increases in our efforts to commercially exploit our mineral property options.

Selling, general and administrative expenses for the three months ended March 31, 2006 were $18,971 compared to $5,740 for the three months ended March 31, 2005, an increase of $13,231 or 230.05%. The net increase was due primarily to increases in our filing, transfer agent, meal and entertainment, legal and accounting, consulting costs and overhead.

Total expenses for the three months ended March 31, 2006 was $28,211 as compared to $5,740 for the three months ended March 31, 2005, representing an increase in total expenses of $22,471 or 391.48%. The increase was primarily due to the increase in mineral property expenditures undertaken by us.

Our net loss for the three months ended March 31, 2006 was $28,080 compared to a net loss of $5,740 for three months ended March 31, 2005, an increase of $22,340, or 389.19%. The net loss increase was primarily due to the increase in mineral property expenditures undertaken by us and increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Our total current assets as of March 31, 2006 were $13,986, including $13,761 in cash as compared with $48,712 in total current assets as of December 31, 2005, which included cash of $48,381. Additionally, we had a shareholders deficiency in the amount of $1,686 as of March 31, 2006 as compared to shareholders' equity of $26,394 as of December 31, 2005. The shareholders' deficit is a result of the Company's lack of sales of common stock and financing activities. We have historically incurred losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of the corporation selling shares of our common stock privately.

The number of common shares outstanding increased from 3,570,000 shares as of December 31, 2005 to 71,400,000 as of March 31, 2005, an increase of 1900%. This increase was primarily a result of a 20-for-1 forward stock split of the Company's common stock which was effective as of March 20, 2006.

We had $34,620 of negative cashflow (cash outflow) from operating activities for the three months ended on March 31, 2006, compared to a negative cashflow of $5,740 for the three months ended March 31, 2005, an increase in cash outflow of approximately 503.14%.

We had no cashflow from financing activities during the first quarter of 2006, as compared to a cashflow of $71,300 for the three months ended March 31, 2005, a decrease in cashflow of 100%.

We had no cashflow from investing activities for the three months ended on March 31, 2006, and we did not have any cashflow from investing activities during the first quarter of 2005.

We have not attained profitable operations and will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required. There can be no assurance that we will be able to secure any arrangement for financing in the current fiscal year. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $28,080 for the three months ended March 31, 2006, compared to $5,740 of net operating losses for the three months ended March 31, 2005. At March 31, 2006, the Company's working capital deficiency was $1,686 and approximately 98.4% of our assets consist of cash. Additionally, for the three months ended March 31, 2006, we had negative cash flows from operating activities of approximately $34,620. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

Critical Accounting Policies

Statement of Financial Accounting Standards No. 109

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Statement of Financial Accounting Standards No. 130

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investment by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Statement of Financial Accounting Standards No. 142

The Company has adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which requires that goodwill not be amortized, but that goodwill and other intangible assets be tested annually for impairment. The Company's operational policy for the assessment and measurement of any impairment in the value of goodwill and intangible assets, which primarily relates to contract-based intangibles such as license agreements and extensions, is to evaluate annually, the recoverability and remaining life of its intangible assets to determine the fair value of these assets. The methodologies to be used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. If the fair value of any of these assets is determined to be less than its carrying value, the Company will reflect the impairment of any such asset over its appraised value.

Statement of Financial Accounting Standards No. 144

In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

Foreign Currency Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows: monetary items at the exchange rate prevailing at the balance sheet date; non-monetary items at the historical exchange rate; revenue and expense items at the average exchange rate in effect during the applicable accounting period. Translation adjustments resulting from this process are recorded in Stockholders' Equity as a component of Accumulated Other Comprehensive Income (Loss). Translation gains or losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the local functional currency are recorded in the Statement of Operations.

Revenue Recognition

The Company recognizes revenue in accordance with the criteria outline in Securities Exchange Commission Staff Accounting Bulletin No. 104 ("SAP 104"), "Revenue Recognition". Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company's ability to collect is reasonably assured.

Stock-based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25 ("APB"), "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock-based compensation is accounted for using the fair value method in accordance with Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation".

Recent Accounting Pronouncements

In December 2004, Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges on non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has determined that the adoption of SFAS 153 does not have an impact on its results of operations or financial position.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123 (revised 2004)"), "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces FASB Statement No. 123 "Accounting for
Stock-Based Compensation" and supercedes APB Opinion no. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company has determined that the adoption of SFAS 123 (revised 2004) does not have an impact on its results of operations or financial position. In March 2005, the Emerging Issue Task Force issued EITF Issue 04-6 ("EITF Issue 04-6"), "Accounting for Stripping Costs in the Mining Industry, stating that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No.43, "Restatement and Revision of Accounting Research Bulletins, Chapter 4 ("ARB No.43"), "Inventory Pricing". Based upon this Statement, post production stripping costs are considered as costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The provisions will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company has determined that the adoption of EITF Issue 04-6 does not have an impact on its results of operations or financial position since the Company is still in the exploration stage and has not yet realized any revenues from its operations.

The FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations" in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

In November 2005, the FASB issued Staff Position No. FAS 115-1 ("FSP 115-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments and disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FSP 115-1 does not have an impact on its result of operations or financial position.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

The Company is not currently a party to, nor is any of its property currently the subject of, any pending legal proceeding. None of the Company's directors, officers or affiliates is involved in a proceeding adverse to the Company's business or has a material interest adverse to the Company's business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 3, 2006, the Company entered into a $3,250,000 secured Loan Agreement (the "Loan Agreement") with 555 Holdings LLC, a Nevada limited liability company, and Global Developments Inc. (collectively the "Lenders"), pursuant to which Loan Agreement the Company issued $3,250,000 in aggregate principal amount of promissory notes (collectively the "Notes") to the Lenders. In lieu of the interest on the Notes, the Company agreed to simultaneously with the issuance of the Notes to issue three and one third shares of common stock, $0.001 par value per share (the "Common Stock"), of restricted stock of the Company for every dollar loaned by the Lenders, amounting to 10,833,333 shares of Common Stock (the "Shares"). The issuance of the Note was exempt from registration requirements of the Securities Act of 1933 (the "Securities Act") pursuant to
Section 4(2) of such Securities Act and/or Regulation D promulgated thereunder based upon the representations of the Investor that it is an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 10, 2006, the majority of the shareholders of the Company approved a resolution to conduct a forward split of the common stock, $0.001 par value per share, of the Company on a 20 for 1 basis, payable as a dividend (the "Forward Split"). The record date for the dividend was Friday, March 17, 2006, and the Forward Split was affective as of Monday, March 20, 2006. As a result of the dividend, the issued and outstanding common stock of the Company increased from 3,570,000 shares issued and outstanding to 71,400,000 shares issued and outstanding.

Item 5. Other Information.

On May 3, 2006, New World Entertainment Corp. (the "Company") entered into a $3,250,000 secured Loan Agreement (the "Loan Agreement") with certain accredited investors (the "Lenders"), pursuant to which the Company issued $3,250,000 in aggregate principal amount of promissory notes (collectively the "Notes") to the Lenders. In lieu of the interest on the Notes, the Company agreed to simultaneously issue three and one third shares of common stock, $0.001 par value per share (the "Common Stock"), of restricted stock of the Company for every dollar loaned by the Lenders, amounting to 10,833,333 shares of Common Stock (the "Shares"). The Company used the proceeds of the Notes to finance the acquisition of 75% of the assets of two privately owned entities formed under the laws of Antigua, as was previously disclosed in the Company's Current Report filed on Form 8-K with the Securities and Exchange Commission on April 11, 2006. The issuance of the Note was exempt from registration requirements of the Securities Act of 1933 (the "Securities Act") pursuant to Section 4(2) of such Securities Act and/or Regulation D promulgated thereunder based upon the representations of the Investors that they are "accredited investors" (as defined under Rule 501 of Regulation D) and that they were purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

In connection with the Loan Agreement, the Company also entered into the Registration Rights Agreement with the Lenders, pursuant to which the Company has agreed to file a registration statement on Form SB-2 registering the Shares (the "Registration Statement") as soon as practicable after the date of issuance of the Notes, but in any event no later than June 19, 2006, and further agreed to use its best efforts to cause the Registration Statement to become effective under the Securities Act no later than 120 days from May 3, 2006 (the "Closing Date").

In addition, to secure the Company's repayment of principal due to the Lenders under the Notes, the Lenders and certain Shareholders of the Company, within 30 day of the Closing Date, (the "Shareholders") will enter into a (i) Security Agreement, and (ii) Collateral Agent Agreement, pursuant to which the Shareholders will agree to grant to the Lenders a first priority security interest in aggregate amount of 10,000,000 shares of the Company's Common Stock owned by the Shareholders. The Notes and the aforementioned Security Agreement shall terminate upon the Company's repayment to the Lenders of principal due under the Notes on or prior to May 3, 2007.

The Company further agreed to use its best efforts to obtain requisite Shareholder Approval, as defined in the Loan Agreement, to increase its authorized capital stock in order to accommodate the amount of the shares to be issued in connection with the Loan Agreement and other transaction documents.

At the Lenders' election, upon prior written notice following an event of default by the Company under the terms of the proposed Loan Agreement and after the applicable cure period, the Lenders shall have the right to direct the disposition of, and utilize, the Pledge Securities in order to satisfy the Company's outstanding obligations pursuant to the Loan Agreement and transaction documents entered into in connection with the Loan Agreement.

Item 6. Exhibits.

Exhibit
Number                                   Description
--------------------------------------------------------------------------------

2 Plan of Merger adopted in connection with the Articles of Merger filed by the Company with the Secretary of State of Nevada effective as of May 1, 2006.*

3(i)1     Articles of Incorporation of New World Entertainment Corp. (1)

3(i)2 Certificate of Amendment to the Articles of Incorporation changing the Company's name from Morningstar Industrial Holdings Corp. to New World Entertainment Corp. filed with the Secretary of State of Nevada and effective as of March 27, 2006. (2)

3(ii)1    By-laws of New World Entertainment Corp. (1)

10.1      Promissory Note made to Global Developments Inc., dated May 3, 2007. *

10.2      Promissory Note made to 555 Holdings LLC, dated May 3, 2007. *

10.3 Form of Security Agreement by and among New World Entertainment Corp., pledging Shareholders and Greg Dureault. *

10.4 Registration Rights Agreement entered into by and among New World Entertainment Corp. and the Lenders named in the Loan Agreement, dated May 3, 2006. *

10.5 Loan Agreement entered into by and among New World Entertainment Corp. and the Lenders, dated May 3, 2006.*

10.6 Form of Collateral Agent Agreement, entered into by and among Greg Dureault and the Lenders.*

31.1 Certification by President, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification by President, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Provided herewith.

(1) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on July 21, 2005 and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2006 and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEW WORLD ENTERTAINMENT CORP.





Dated: May 22, 2006               By: /s/ Michelle Dobson
                                      -------------------
                                      Michelle Dobson
                                      President and Director