Form 10QSB
period 2006-06-30
NEW WORLD ENTERTAINMENT CORP.
filed 2006-09-11
CIK 1330323

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER ________________________________

NEW WORLD ENTERTAINMENT CORP.
(Name of small business issuer in its charter)

NEVADA	98-0448154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7251 West Lake Mead Boulevard, Suite 300
Las Vegas, Nevada 89128
(Address of principal executive offices)

Issuer's telephone Number: (888) 628-1949

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW WORLD ENTERTAINMENT CORP.
(FORMERLY MORNINGSTAR INDUSTRIAL HOLDINGS CORP; FORMERLY KATIE GOLD CORP.)

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005

(UNAUDITED)

NEW WORLD ENTERTAINMENT CORP.
(FORMERLY MORNINGSTAR INDUSTRIAL HOLDINGS CORP; FORMERLY KATIE GOLD CORP.)
BALANCE SHEET
(Stated in US Dollars)

NEW WORLD ENTERTAINMENT CORP.
(FORMERLY MORNINGSTAR INDUSTRIAL HOLDINGS CORP; FORMERLY KATIE GOLD CORP.)
BALANCE SHEETS
(Stated in US Dollars)

	June 30	December 31
	2006	2005
	(Un-audited)
ASSETS

CURRENT ASSETS
Cash	$94	$48,381
Interest receivable and prepaid expenses	225	331
	319	48,712

FIXED ASSETS	0	0

TOTAL ASSETS	$319	$48,712

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,091	$22,318

LONG-TERM LIABILITIES
Promissory notes	0	0

TOTAL LIABILITIES	2,091	22,318

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock: $0.001 par value
500,000,000 shares authorized: 82,233,333
shares issued and outstanding ( 71,400,000 in 2005)	82,233	71,400
Additional paid-in capital	5,100	5,100
(Deficit)	(71,813)	(50,106)
	15,520	26,394

TOTAL STOCKHOLDERS' EQUITY & LIABILITIES	$17,611	$48,712

See notes to the financial statements.

NEW WORLD ENTERTAINMENT CORP.
(FORMERLY MORNINGSTAR INDUSTRIAL HOLDINGS CORP; FORMERLY KATIE GOLD CORP.)
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Stated in US Dollars)

	For the Six Months Ended June 30		For the Three Months Ended June 30		From Inception (January 26, 2005) to
	2006	2005	2006	2005	June 30, 2006
	(Un-audited)	(Un-audited)	(Un-audited)	(Un-audited)

REVENUE	$131	$-	$131	$-	$131

EXPENSES
Filing fees	1,600	1,891	0	0	2,306
Shares issued in lieu of payment for interests on promissory notes	10,833		10,833		10,833
Meals and entertainment	5,236	0	0	0	5,236
Mineral property option payments	0	0	0	0	5,000
Mineral property expenditures	9,240	0	0	0	29,365
Office and sundry, net of interest income	1,448	222	0	0	1,549
Professional fees	10,025	20,500	0	15,000	33,025
Transfer agent	748	1,000	86	0	1,922
Total expenses	39,130	23,613	10,919	15,000	89,236

Net Loss for the period	$(38,999)	$(23,613)	$(10,788)	$(15,000)	$(89,105)

Basic and diluted (loss) per common share	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Weighted average number of common shares outstanding	80,427,777	64,766,666	71,400,000	64,466,666

See notes to the financial statements.

NEW WORLD ENTERTAINMENT CORP.
(FORMERLY MORNINGSTAR INDUSTRIAL HOLDINGS CORP; FORMERLY KATIE GOLD CORP.)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Stated in US Dollars)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-in	Deficit	Equity
			Capital		(Deficit)
		$	$	$

Opening balance, January 26, 2005	-	-	-	-	-

Common shares issued for cash at $0.00005 per share, February 9, 2005	30,000,000	30,000	(28,500)	-	$1,500

Common shares issued for cash at $0.0005 per share, Februay 17, 2005	30,000,000	30,000	(15,000)	-	15,000

Common shares issued for cash at $0.005 per share, March 7, 2005	11,000,000	11,000	44,000	-	55,000

Common shares issued for cash at $0.0125 per share, April 8, 2005	400,000	400	4,600	-	5,000

Net (Loss) for the period	-	-	-	(50,106)	(50,106)
Balance, December 31, 2005	71,400,000	71,400	5,100	(50,106)	26,394

Net (Loss) for the period	-	-	-	(10,788)	(10,788)
Balance, March 31, 2006	71,400,000	$71,400	$5,100	$(60,894)	$15,606

Shares issued in lieu of payment for interests on promissory notes, May 2006	10,833,333	$10,833	-	-	$10,833

Net (Loss) for the period	-	-	-	(10,919)	(10,919)
Balance, June 30 , 2006	82,233,333	$82,233	$5,100	$(71,813)	$15,520

See notes to the financial statements.

NEW WORLD ENTERTAINMENT CORP.
(FORMERLY MORNINGSTAR INDUSTRIAL HOLDINGS CORP; FORMERLY KATIE GOLD CORP.)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Stated in US Dollars)

	For the Six Months Ended June 30		From Inception (January 26, 2005) to
	2006	2005	June 30, 2006
	(Un-audited)	(Un-audited)
CASH (USED IN) OPERATING ACTIVITIES

Net loss for the period	$(38,999)	$(23,613)	$(89,105)
Changes in non-cash operating working capital items:
Shares issued in lieu of payment for interests on promissory notes	$10,833	$-	$10,833
Interest receivable and prepaid expenses	106	0	(225)
Account payable and accrued liabilities	(20,227)	0	2,091
Net cash (used in) operating activities	(48,287)	(23,613)	(76,406)

CASH PROVIDED BY FINANCING ACTIVITIES

promissory notes	$3,250,000	$-	$3,250,000
Loans	$(3,250,000)		$(3,250,000)
Shares issued	0	71,400	71,400
Paid-in capital	0	5,100	5,100
Net cash provided by financing activities	0	76,500	76,500

CASH AT BEGINNING OF PERIOD	48,381	0	0
CASH AT END OF PERIOD	$94	$52,887	$94

Non-Cash Activities
Shares issued in lieu of payment for interests on promissory notes	$10,833	$-
Stock issued for accounts payable	$-	$-
Stock issued for notes payable and interest	$-	$-
Stock issued for convertible debentures and interest	$-	$-
Convertible debentures issued for services	$-	$-
Warrants issued	$-	$-
Stock issued for penalty on default of convertible debentures	$-	$-
Note payable issued	$3,250,000	$-
Forgiveness of note payable and accrued interest	$-	$-

See notes to the financial statements.

NEW WORLD ENTERTAINMENT CORP.
(FORMERLY MORNINGSTAR INDUSTRIAL HOLDINGS CORP; FORMERLY KATIE GOLD CORP.)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
JUNE 30, 2006

1. NATURE OF OPERATIONS

a)	Organization

The Company was incorporated under the laws of the State of Nevada on January 26, 2005 as Katie Gold Corp. and it was primarily engaged in the acquisition and exploration of mining properties until April 2006. The Company’s fiscal year end is December 31.

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

On May 12, 2006 the Company entered into a share exchange agreement with Liverpoole Inc., a privately-owned corporation organized under the laws of Antigua, for the acquisition of all of the issued and outstanding shares of Liverpoole in exchange for 25,000,000 shares of the Company, upon completion of the agreement. In connection therewith, in order to secure the right to enter into such agreement with Liverpoole, the Company entered into an agreement with World Mobile Network Corp., a publicly-held corporation, pursuant to which, upon the completion of the agreement, World Mobile Network Corp. agreed to assign its exclusive right to acquire Liverpoole to the Company in exchange for 20,000,000 shares of the Company. As of June 30, 2006, these agreements have not been finalized.

c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred a net loss of $89,105 for the period from January 26, 2005 (inception) to June 30, 2006 and has revenues for $131. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

e) Share Exchange Agreement with Liverpoole Inc.

On May 12, 2006 the Company entered into a share exchange agreement with Liverpoole Inc., a privately-owned corporation organized under the laws of Antigua, for the acquisition of all of the issued and outstanding shares of Liverpoole in exchange for 25,000,000 shares of the Company, upon completion of the agreement. In connection therewith, in order to secure the right to enter into such agreement with Liverpoole, the Company entered into an agreement with World Mobile Network Corp., a publicly-held corporation, pursuant to which, upon the completion of the agreement, World Mobile Network Corp. agreed to assign its exclusive right to acquire Liverpoole to the Company in exchange for 20,000,000 shares of the Company. As of June 30, 2006, these agreements have not been finalized.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

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

Interest receivable and prepaid expenses consists of advances for future services and include the amount of $225 as of June 30, 2006.

f.	Basic and Diluted (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

g. Cash

For purposes of the statement of cash flows, the company considers all funds held in its bank accounts and funds held in trust by third parties as Cash.

h. Liabilities

The Company’s current liabilities account is composed of accounts payable and accrued liabilities and total $15,672 as at June 30, 2006.

Loan Agreement

On May 3, 2006, the Company entered into a $3,250,000 secured Loan Agreement (the “Loan Agreement”) with 555 Holdings LLC, a Nevada limited liability company, and Global Developments Inc., a Nevada company (collectively the “Lenders”), pursuant to which Loan Agreement the Company issued $3,250,000 in aggregate principal amount of promissory notes (collectively the “Notes”) to the Lenders. In lieu of the interest on the Notes, the Company agreed to simultaneously with the issuance of the Notes to issue three and one third shares of common stock, $0.001 par value per share (the “Common Stock”), of restricted stock of the Company for every dollar loaned by the Lenders, amounting to 10,833,333 shares of Common Stock (the “Shares”). The issuance of the Note was exempt from registration requirements of the Securities Act of 1933 (the “Securities Act”) pursuant to Section 4(2) of such Securities Act and/or Regulation D promulgated thereunder based upon the representations of the Investor that it is an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

On May 30, 2006 the Company entered into an un-secured Loan Agreement with Liverpoole Inc., a privately-owned corporation organized under the laws of Antigua for $3,250,000 Such Loan Agreement is for a 1 (one) year term commencing on May 30, 2006 with an annual interest of 7 (seven) percent.

i. Un-audited Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

3. SHARE CAPITAL

a) Authorized:

500,000,000 common shares with a par value of $0.001

b) Issued:

As of June 30, 2006 the number of issued outstanding common shares was 82,233,333.

The Company has no stock option plan, warrants or other dilutive securities.

On March 10, 2006 shareholders of the company adopted a resolution that the Company’s common shares be forward split on a 20 shares to 1 share basis. Share disclosure has been retroactively restated accordingly.

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

This Report may contain forward-looking statements within the meaning of Section 17A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," anticipate," expect," "plan," "outlook," "objective," may," project," intend," "estimate," or similar expressions. These statements are only predictions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.

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

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED June 30, 2005

We have not earned any significant revenues from the date of our incorporation on January 26, 2005 to June 30, 2006.  We do not anticipate earning revenues unless we enter into commercial production on the Conglin Property, which is doubtful, or undergo reorganization by the process of acquisition of a new business line.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

Revenues for the six months ended June 30, 2006 were $131 compared to $0 for the six months ended June 30, 2005, a nominal increase of $131 or 100%. We have not earned any significant revenues from our incorporation on January 26, 2005 to June 30, 2006.

Our principal expenses during the six months ended June 30, 2006 and 2005 were mineral property expenditures and professional fees. Our professional fees included legal, accounting and public relations. The increased level of expenses being incurred by the Company arises out of its efforts to commercially exploit its mineral properties. Some of the specifics include increased effort by the Company in its attempts of exploiting any mineral deposits that it discovers that demonstrate economic feasibility.

As we did not earn any material revenues for six months ended June 30, 2006, our cost of revenues for six months ended June 30, 2006 was $0.

We did not incur any research and development expenses for the six months ended June 30, 2006.

Mineral property expenditures for the six months ended June 30, 2006 were $9,240 compared to $0 for the six months ended June 30, 2005, an increase of $9,240 or 100%. The net increase was due primarily to increases in our efforts to commercially exploit our mineral property options.

Selling, general and administrative expenses for the six months ended June 30, 2006 were $29,890 compared to $23,613 for the six months ended June 30, 2005, an increase of $6,277 or 230.05%. The net increase was due primarily to increases in our filing, transfer agent, meal and entertainment, legal and accounting, consulting costs and overhead.

Total expenses for the six months ended June 30, 2006 was $39,130as compared to $23,613 for the six months ended June 30, 2005, representing an increase in total expenses of $33,390 or 66%. The increase was primarily due to the increase in mineral property expenditures undertaken by us, shares issued in lieu of payment for interest on promissory notes and office expenses.

Our net loss for the six months ended June 30, 2006 was $38,999 compared to a net loss of $23,613 for six months ended June 30, 2005, an increase of $15,386, or 65.2%. The net loss increase was primarily due to the increase in mineral property expenditures undertaken by us and to increases in selling, general and administrative expenses.

Liquidity and Capital Resources

Our total current assets as of June 30, 2006 were $319 including $94 in cash as compared with $48,712 in total current assets as of December 31, 2005, which included cash of $48,381. Additionally, we had a shareholders deficiency in the amount of $1,772 as of June 30, 2006 as compared to shareholders’ equity of $26,394 as of December 31, 2005. The shareholders’ deficit is a result of the Company's lack of sales of common stock and financing activities. We have historically incurred losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of the corporation selling shares of our common stock privately.

The number of common shares outstanding increased from 71,400,000 shares as of December 31, 2005 to 82,233,333 as of June 30, 2005, an increase of 15%. This increase was primarily a result of 10,833,333 shares of stock issued to satisfy a loan agreement..

We had $48,287 of negative cashflow (cash outflow) from operating activities for the six months ended on June 30, 2006, compared to a negative cashflow of $23,613 for the six months ended June 30, 2005, an increase in cash outflow of approximately 48%.

We had no cashflow from financing activities during the first quarter of 2006, as compared to a cashflow of $3,250,000 for the six months ended June 30, 2005.

We had no cashflow from investing activities for the six months ended on June 30, 2006, and we did not have any cashflow from investing activities during the first quarter of 2005.

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

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $38,999 for the six months ended June 30, 2006, compared to $23,613 of net operating losses for the six months ended June 30, 2005. At June 30, 2006, the Company's working capital deficiency was $1,772 and approximately 29% of our assets consist of cash. Additionally, for the six months ended June 30, 2006, we had negative cash flows from operating activities of approximately $48,287. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

Critical Accounting Policies

Statement of Financial Accounting Standards No. 109

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

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

Stock-based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25 (“APB”), “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock-based compensation is accounted for using the fair value method in accordance with Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-based Compensation”.

Recent Accounting Pronouncements

In December 2004, Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29”. This Statement amended APB Opinion 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges on non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has determined that the adoption of SFAS 153 does not have an impact on its results of operations or financial position.

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

In March 2005, the Emerging Issue Task Force issued EITF Issue 04-6 (“EITF Issue 04-6”), “Accounting for Stripping Costs in the Mining Industry, stating that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No.43, “Restatement and Revision of Accounting Research Bulletins, Chapter 4 (“ARB No.43”), “Inventory Pricing”. Based upon this Statement, post production stripping costs are considered as costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The provisions will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company has determined that the adoption of EITF Issue 04-6 does not have an impact on its results of operations or financial position since the Company is still in the exploration stage and has not yet realized any revenues from its operations.

The FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations” in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

In November 2005, the FASB issued Staff Position No. FAS 115-1 (“FSP 115-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments and disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FSP 115-1 does not have an impact on its result of operations or financial position.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 3, 2006, the Company entered into a $3,250,000 secured Loan Agreement (the “Loan Agreement”) with 555 Holdings LLC, a Nevada limited liability company, and Global Developments Inc. (collectively the “Lenders”), pursuant to which Loan Agreement the Company issued $3,250,000 in aggregate principal amount of promissory notes (collectively the “Notes”) to the Lenders. In lieu of the interest on the Notes, the Company agreed to simultaneously with the issuance of the Notes to issue six and one third shares of common stock, $0.001 par value per share (the “Common Stock”), of restricted stock of the Company for every dollar loaned by the Lenders, amounting to 10,833,333 shares of Common Stock (the “Shares”). The issuance of the Note was exempt from registration requirements of the Securities Act of 1933 (the “Securities Act”) pursuant to Section 4(2) of such Securities Act and/or Regulation D promulgated thereunder based upon the representations of the Investor that it is an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 10, 2006, the majority of the shareholders of the Company approved a resolution to conduct a forward split of the common stock, $0.001 par value per share, of the Company on a 20 for 1 basis, payable as a dividend (the “Forward Split”).  The record date for the dividend was Friday, March 17, 2006, and the Forward Split was affective as of Monday, March 20, 2006.  As a result of the dividend, the issued and outstanding common stock of the Company increased from 3,570,000 shares issued and outstanding to 71,400,000 shares issued and outstanding.

Item 5. Other Information.

On May 3, 2006, New World Entertainment Corp. (the “Company”) entered into a $3,250,000 secured Loan Agreement (the “Loan Agreement”) with 555 Holdings LLC, a Nevada limited liability company, and Global Developments Inc. (collectively the “Lenders”), pursuant to which Loan Agreement the Company issued $3,250,000 in aggregate principal amount of promissory notes (collectively the “Notes”) to the Lenders. In lieu of the interest on the Notes, the Company agreed to simultaneously with the issuance of the Notes to issue three and one third shares of common stock, $0.001 par value per share (the “Common Stock”), of restricted stock of the Company for every dollar loaned by the Lenders, amounting to 10,833,333 shares of Common Stock (the “Shares”). The Company intends to utilize the proceeds of the Notes to finance the acquisition of 75% of the assets of two privately owned entities formed under the laws of Antigua, as was previously disclosed in the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on April 11, 2006. The issuance of the Note was exempt from registration requirements of the Securities Act of 1933 (the “Securities Act”) pursuant to Section 4(2) of such Securities Act and/or Regulation D promulgated thereunder based upon the representations of the Investor that it is an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

In addition, to secure the Company’s repayment of principal due to the Lenders under the Notes, the Company entered into (i) Loan Agreement and (ii) Registration Rights Agreement with the Lenders, and the Company will enter into (i) a Security Agreement and (ii) a Collateral Agent Agreement, pursuant to which certain shareholders (the “Shareholders”) will agree to grant to the Lenders a first priority security interest in aggregate amount of 10,000,000 shares of the Company’s Common Stock owned by the Shareholders (the Pledged Shares”). The Notes and the aforementioned security agreement shall terminate upon the Company’s repayment to the Lenders of principal due under the Notes on or prior to May 3, 2007.

The Company has agreed to file a registration statement on Form SB-2 registering the Shares as soon as practicable after the date of issuing the Notes, but in any event no later than June 19, 2006, and further agreed to use its best efforts to cause the Registration Statement to become effective under the Act no later than 120 days from May 3, 2006.

The Company further agreed to use its best efforts to obtain requisite Shareholder Approval, as defined in the Loan Agreement, to increase its authorized capital stock in order to accommodate the amount of the shares to be issued in connection with the Loan Agreement and other transaction documents.

At the Lenders’ election, upon prior written notice following an event of default by the Company under the terms of the proposed Loan Agreement and after the applicable cure period, the Lenders shall have the right to direct the disposition of, and utilize, the Pledge Securities in order to satisfy the Company’s outstanding obligations pursuant to the Loan Agreement and transaction documents entered into in connection with the Loan Agreement.

Item 6. Exhibits.

Exhibit Number	Description

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD ENTERTAINMENT CORP.

Dated: September 8, 2006	By:	/s/ Michelle Dobson
Michelle Dobson
President and Director