Form 10QSB/A
period 2006-06-30
NEW WORLD ENTERTAINMENT CORP.
filed 2006-10-03
CIK 1330323

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

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

(UNAUDITED)

NEW WORLD ENTERTAINMENT CORP.
(FORMERLY MORNINGSTAR INDUSTRIAL HOLDINGS CORP; FORMERLY KATIE GOLD CORP.)
BALANCE SHEET
(Stated in US Dollars)

	June 30	December 31
	2006	2005
	(Un-audited)
ASSETS

CURRENT ASSETS
Cash	$94	$48,381
Interest receivable and prepaid expenses	225	331
Investments	3,250,000	0
	3,250,319	48,712

FIXED ASSETS	0	0

TOTAL ASSETS	$3,250,319	$48,712

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,091	$22,318

LONG-TERM LIABILITIES
Promissory notes	0	0
Loans	3,250,000	0
TOTAL LIABILITIES	3,252,091	22,318

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock: $0.001 par value
500,000,000 shares authorized: 82,233,333
shares issued and outstanding ( 71,400,000 in 2005)	82,233	71,400
Additional paid-in capital	5,100	5,100
(Deficit)	(89,105)	(50,106)
	(1,772)	26,394

TOTAL STOCKHOLDERS' EQUITY & LIABILITIES	$3,250,319	$48,712

The accompanying notes are an integral part of these financial statements

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

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD ENTERTAINMENT CORP.

Dated: October 3, 2006	By:	/s/ Michelle Dobson
Michelle Dobson
President and Director