Form 10QSB/A
period 2006-03-30
NEW WORLD ENTERTAINMENT CORP.
filed 2006-11-07
CIK 1330323

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

10.6 Form of Collateral Agent Agreement, entered into by and among Greg Dureault and the Lenders.*


31.1 Certification by President and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification by President and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Provided herewith.

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

                                  NEW WORLD ENTERTAINMENT CORP.






Dated: November 6, 2006               By: /s/ Michelle Dobson
                                      -------------------
                                      Michelle Dobson
                                      Certification by President
                                      and Principal Financial Officer