Form 10QSB/A
period 2006-06-30
NEW WORLD ENTERTAINMENT CORP.
filed 2006-11-07
CIK 1330323

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

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification by President and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by President and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD ENTERTAINMENT CORP.

Dated: November 6, 2006	By:	/s/ Michelle Dobson
Michelle Dobson
President and Principal Financial Officer