Form 10QSB
period 2006-09-30
NEW WORLD ENTERTAINMENT CORP.
filed 2006-11-28
CIK 1330323

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2006, the issuer had 82,233,333 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW WORLD ENTERTAINMENT CORP.
(FORMERLY MORNINGSTAR INDUSTRIAL HOLDINGS CORP; FORMERLY KATIE GOLD CORP.)

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED September 30, 2006 and 2005

(UNAUDITED)

NEW WORLD ENTERTAINMENT CORP.
(FORMERLY MORNINGSTAR INDUSTRIAL HOLDINGS CORP; FORMERLY KATIE GOLD CORP.)
BALANCE SHEET
(Stated in US Dollars)

	BALANCE SHEETS (Stated in US Dollars)

	September 30	December 31
	2006	2005
	(Un-audited)
ASSETS

CURRENT ASSETS
Cash	$76	$48,381
Interest receivable and prepaid expenses	225	331
Investments	3,250,000	0
	3,250,301	48,712

FIXED ASSETS	0	0

TOTAL ASSETS	$3,250,301	$48,712

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,641	$22,318

LONG-TERM LIABILITIES
Loans	3,250,000	0
TOTAL LIABILITIES	3,276,641	22,318

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock: $0.001 par value
500,000,000 shares authorized: 82,233,333
shares issued and outstanding ( 71,400,000 in 2005)	82,233	71,400
Additional paid-in capital	5,100	5,100
(Deficit)	(113,673)	(50,106)
	(26,340)	26,394

TOTAL STOCKHOLDERS' EQUITY & LIABILITIES	$3,250,301	$48,712

See notes to the financial statements.

NEW WORLD ENTERTAINMENT CORP.
(FORMERLY MORNINGSTAR INDUSTRIAL HOLDINGS CORP; FORMERLY KATIE GOLD CORP.)
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND THE THREE MONTS ENDED SEPTEMBER 30, 2005
(Stated in US Dollars)

					From Inception
	For the Nine Months Ended September 30		For the Three Months Ended September 30		(January 26, 2005) to
	2006	2005	2006	2005	September 30, 2006
	(Un-audited)	(Un-audited)	(Un-audited)	(Un-audited)

REVENUE	$131	$-	$-	$-	$131

EXPENSES
Filing fees	1,600	1,891	0	0	2,306
Shares issued in lieu of payment for interests on promissory notes	10,833		0	0	10,833
Meals and entertainment	5,236	0	0	0	5,236
Mineral property option payments	0	0	0	0	5,000
Mineral property expenditures	9,240	0	0	0	29,365
Office and sundry, net of interest income	1,466	222	18	0	1,567
Professional fees	34,575	20,500	24,550	0	57,575
Transfer agent	748	1,000	0	0	1,922
Total expenses	63,698	23,613	24,568	0	113,804

Net Loss for the period	$(63,567)	$(23,613)	$(24,568)	$-	$(113,673)

Basic and diluted (loss) per common share	-$ (0.001)	$(0.000)	$(0.000)	$(0.000)	-$ (0.002)

Weighted average number of common shares outstanding	77,418,518	62,155,556	82,233,333	71,400,000	70,017,460

See notes to the financial statements.

NEW WORLD ENTERTAINMENT CORP.
(FORMERLY MORNINGSTAR INDUSTRIAL HOLDINGS CORP; FORMERLY KATIE GOLD CORP.)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND THE THREE MONTS ENDED SEPTEMBER 30, 2005
(Stated in US Dollars)

	For the Nine Months Ended		For the Three Months Ended		From Inception (January 26, 2005) to
	September 30		September 30		September 30,
	2006	2005	2006	2005	2006
	(Un-audited)	(Un-audited)
CASH (USED IN) OPERATING ACTIVITIES

Net loss for the period	$(63,567)	$(23,613)	$(24,568)	$-	$(113,673)
Changes in non-cash operating working capital items:				0
Shares issued in lieu of payment for interests on promissory notes	10,833	0	0	0	10,833
Interest receivable and prepaid expenses	106	0	0	0	(225)
Accounts payable and accrued liabilities	4,323	0	24,550	0	26,641
Net cash (used in) operating activities	(48,305)	-23613	(18)	0	(76,424)

CASH PROVIDED BY FINANCING ACTIVITIES

promissory notes	$3,250,000	$-	$-	$-	$3,250,000
Loans	(3,250,000)	0	0	0	(3,250,000)
Shares issued	0	71,400	0	0	71,400
Paid-in capital	0	5,100	0	0	5,100
Net cash provided by financing activities	0	76,500	0	0	76,500

CASH AT BEGINNING OF PERIOD	48,381	0	94	52,887	0
CASH AT END OF PERIOD	$76	$52,887	$76	$52,887	$76

Non-Cash Activities
Shares issued in lieu of payment for interests on promissory notes	$10,833	$-	$-	$-
Stock issued for accounts payable	$-	$-	$-	$-
Stock issued for notes payable and interest	$-	$-	$-	$-
Stock issued for convertible debentures and interest	$-	$-	$-	$-
Convertible debentures issued for services	$-	$-	$-
Warrants issued	$-	$-	$-	$-
Stock issued for penalty on default of convertible debentures	$-	$-	$-	$-
Note payable issued	$3,250,000	$-	$-	$-
Forgiveness of note payable and accrued interest	$-	$-	$-	$-

See notes to the financial statements.

NEW WORLD ENTERTAINMENT CORP.
(FORMERLY MORNINGSTAR INDUSTRIAL HOLDINGS CORP; FORMERLY KATIE GOLD CORP.)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION (JANUARY 26, 2005) TO SEPTEMBER 30, 2006
(Stated in US Dollars)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
		$	$	$

Opening balance, January 26, 2005	-	-	-	-	-

Common shares issued for cash at $0.00005 per share, February 9, 2005	30,000,000	30,000	(28,500)	-	$1,500

Common shares issued for cash at $0.0005 per share, Februay 17, 2005	30,000,000	30,000	(15,000)	-	15,000

Common shares issued for cash at $0.005 per share, March 7, 2005	11,000,000	11,000	44,000	-	55,000

Common shares issued for cash at $0.0125 per share, April 8, 2005	400,000	400	4,600	-	5,000

Net (Loss) for the period	-	-	-	(50,106)	(50,106)
Balance, December 31, 2005	71,400,000	71,400	5,100	(50,106)	26,394

Shares issued in lieu of payment for interests on promissory notes, May 2006	10,833,333	$10,833	-	-	$10,833

Net (Loss) for the period	-	-	-	(63,567)	(63,567)
Balance, September 30 , 2006	82,233,333	$82,233	$5,100	$(113,673)	$(52,734)

See notes to the financial statements.

NEW WORLD ENTERTAINMENT CORP.
(FORMERLY MORNINGSTAR INDUSTRIAL HOLDINGS CORP; FORMERLY KATIE GOLD CORP.)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
SEPTEMBER 30, 2006

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

On May 12, 2006 the Company entered into a share exchange agreement with Liverpoole Inc., a privately-owned corporation organized under the laws of Antigua, for the acquisition of all of the issued and outstanding shares of Liverpoole in exchange for 25,000,000 shares of the Company, upon completion of the agreement. In connection therewith, in order to secure the right to enter into such agreement with Liverpoole, the Company entered into an agreement with World Mobile Network Corp., a publicly-held corporation, pursuant to which, upon the completion of the agreement, World Mobile Network Corp. agreed to assign its exclusive right to acquire Liverpoole to the Company in exchange for 20,000,000 shares of the Company. As of September 30, 2006, these agreements have not been finalized.

c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred a net loss of $113,673 for the period from January 26, 2005 (inception) to September 30, 2006 and has revenues for $131. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

d) Share Exchange Agreement with Liverpoole Inc.

On May 12, 2006 the Company entered into a share exchange agreement with Liverpoole Inc., a privately-owned corporation organized under the laws of Antigua, for the acquisition of all of the issued and outstanding shares of Liverpoole in exchange for 25,000,000 shares of the Company, upon completion of the agreement. In connection therewith, in order to secure the right to enter into such agreement with Liverpoole, the Company entered into an agreement with World Mobile Network Corp., a publicly-held corporation, pursuant to which, upon the completion of the agreement, World Mobile Network Corp. agreed to assign its exclusive right to acquire Liverpoole to the Company in exchange for 20,000,000 shares of the Company. As of september 30, 2006, these agreements have not been finalized.

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

e.   Interest Receivable and Prepaid Expenses
Interest receivable and prepaid expenses consists of advances for future services and include the amount of $0 for the 3 months ended on September 30, 2006, and $225 from the period from inception to September 30, 2006

f.   Basic and Diluted (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

g. Cash

For purposes of the statement of cash flows, the company considers all funds held in its bank accounts and funds held in trust by third parties as Cash.

h. Liabilities

The Company’s current liabilities account is composed of accounts payable and accrued liabilities and total $26,641 for professional fees and filling fees, as at September 30, 2006.

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

i. Un-audited Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September30, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

3. SHARE CAPITAL

a) Authorized:

500,000,000 common shares with a par value of $0.001

b) Issued:

As of September 30, 2006 the number of issued outstanding common shares was 82,233,333.

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

Background

We have commenced operations as an exploration stage company. We are engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.  As of December 31, 2005, we have entered into a mineral property option agreement whereby we may acquire a 100% interest in a total of nine mineral claims, covering 150 hectares near Missezula Lake and located in the Nicola Mining District, Province of British Columbia, Canada, know as the Conglin Property. Subsequent to entering into the option we staked additional property surrounding the original claims and they were registered, with the original claims, as two claims totaling 459 hectares. There is no assurance that a commercially viable mineral deposit exists on the property.  Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.  We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

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

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

We have not earned any significant revenues from the date of our incorporation on January 26, 2005 to September 30, 2006.  We do not anticipate earning revenues unless we enter into commercial production on the Conglin Property, which is doubtful, or undergo reorganization by the process of acquisition of a new business line.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

Revenues for the nine months ended September 30, 2006 were $131 compared to $0 for the nine months ended September 30, 2005, a nominal increase of $131 or 100%. We have not earned any significant revenues from our incorporation on January 26, 2005 to September 30, 2006.

Our principal expenses during the nine months ended September 30, 2006 and 2005 were mineral property expenditures and professional fees. Our professional fees included legal, accounting and public relations.

As we did not earn any material revenues for nine months ended September 30, 2006, our cost of revenues for the nine months ended September 30, 2006 was $0.

We did not incur any research and development expenses for the nine months ended September 30, 2006.

Mineral property expenditures for the nine months ended September 30, 2006 were $9,240 compared to $0 for the nine months ended September 30, 2005, an increase of $9,240 or 100%. The net increase was due primarily to increases in our efforts to commercially exploit our mineral property options.

Professional fees for the nine months ended September 30, 2006 were $34,575 compared to $20,500 for the nine months ended September 30, 2005, an increase of $14,075. The net increase was due primarily to increases in our filing, transfer agent, meal and entertainment, legal and accounting, consulting costs and overhead.

Total expenses for the nine months ended September 30, 2006 $63,567 as compared to $23,613 for the nine months ended September 30, 2005, representing an increase in total expenses $39,954. The increase was primarily due to the increase in mineral property expenditures undertaken by us, shares issued in lieu of payment for interest on promissory notes and office expenses.

Our net loss for the nine months ended September 30, 2006 was $63,567 compared to a net loss of $23,613 for nine months ended September 30, 2005, an increase of $39,954.The net loss increase was primarily due to the increase in mineral property expenditures and professional fees.

Liquidity and Capital Resources

Our total current assets as of September 30, 2006 were $301 including $76 in cash as compared with $48,712 in total current assets as of December 31, 2005, which included cash of $48,381. Additionally, we had a shareholders deficiency in the amount of $26,340 as of September 30, 2006 as compared to shareholders’ equity of $26,394 as of December 31, 2005. The shareholders’ deficit is a result of the Company's lack of sales of common stock and financing activities. We have historically incurred losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of the corporation selling shares of our common stock privately.

We had $48,305 of negative cashflow (cash outflow) from operating activities for the nine months ended on September 30, 2006, compared to a negative cashflow of $23,613 for the nine months ended September 30, 2005.

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

Going Concern

We are assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $63,567 for the nine months ended September 30, 2006, compared to $23,613 of net operating losses for the nine months ended September 30, 2005. Additionally, for the nine months ended September 30, 2006, we had negative cash flows from operating activities of approximately $48,305. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 3, 2006, the Company entered into a $3,250,000 secured Loan Agreement (the “Loan Agreement”) with 555 Holdings LLC, a Nevada limited liability company, and Global Developments Inc. (collectively the “Lenders”), pursuant to which Loan Agreement the Company issued $3,250,000 in aggregate principal amount of promissory notes (collectively the “Notes”) to the Lenders. In lieu of the interest on the Notes, the Company agreed to simultaneously with the issuance of the Notes to issue nine and one third shares of common stock, $0.001 par value per share (the “Common Stock”), of restricted stock of the Company for every dollar loaned by the Lenders, amounting to 10,833,333 shares of Common Stock (the “Shares”). The issuance of the Note was exempt from registration requirements of the Securities Act of 1933 (the “Securities Act”) pursuant to Section 4(2) of such Securities Act and/or Regulation D promulgated thereunder based upon the representations of the Investor that it is an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

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

NEW WORLD ENTERTAINMENT CORP.

Date: November 14, 2006	By:	/s/ Michelle Dobson
Michelle Dobson
President and Director