Form 10QSB/A
period 2006-09-30
Aultra Gold Inc.
filed 2007-03-14
CIK 1330323

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

AULTRA GOLD INC.
(Name of small business issuer in its charter)

NEVADA	98-0448154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 North 5th Street
JACKSONVILLE OR 97530
(Address of principal executive offices)

New World Entertainment Corp.
7251 West Lake Mead Boulevard, Suite 300
Las Vegas, Nevada 89128
(Former name or former address, if changed since last report)

Issuer's telephone Number: (604) 633- 0348

Copies to:
Richard A. Friedman, Esq.
Sichenzia Ross Friedman Ference LLP
1065 Avenue of the Americas
New York, New York 10018
Phone: (212) 930-9700
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 23, 2007, the issuer had 106,730,001 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

EXPLANATORY NOTE

This Amended Quarterly Report on Form 10-QSB/A (the “Amended Report”) amends the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 28, 2006 (the “Report”) solely to correct the omission by the prior sole officer of the Company to execute this Report in the officer’s capacities as the Company’s Chief Executive Officer, Chief Financial Officer and Principal Financial Officer. The Company’s current officers have executed this Amended Report in their respective capacities as the Company’s Chief Executive Officer, Chief Financial Officer and Principal Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULTRA GOLD INC.

Date: March 13, 2007	By:	/s/ Rauno Perttu
Rauno Perttu
President, and Chief Executive Officer

By:	/s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Principal Financial Officer