Form 10KSB
period 2006-12-31
Aultra Gold Inc.
filed 2007-04-16
CIK 1330323

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-126748

AULTRA GOLD INC.
(Exact name of registrant as specified in its charter)

Nevada	333-126748	98-0448154
(State or Other Jurisdiction	(Commission File	(I.R.S. Employer
of Incorporation)	Number)	Identification Number)

 120 North 5th Street
JACKSONVILLE OR 97530
(Address of principal executive offices)

(Registrant's telephone number, including area code) (971) 235-8112

New World Entertainment Corp.
7251 West Lake Mead Boulevard, Suite 300
Las Vegas, Nevada 89128
(Former name or former address, if changed since last report)

Copies to:
Richard A. Friedman, Esq.
Sichenzia Ross Friedman Ference LLP
1065 Avenue of the Americas
New York, New York 10018
Phone: (212) 930-9700
Fax: (212) 930-9725

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Issuer’s revenues for its most recent fiscal year: Nil.

The aggregate market value of the common stock, $.001 par value, held by non-affiliates of the issuer, based upon the closing price of Common Stock on March 30, 2007, as reported on the Pink Sheets under the symbol “AGDI.PK,” was approximately $47,948,334  (95,896,668 shares x $0.50 per share).

The number of shares outstanding of each class of our common equity as of March 31, 2007 is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $0.001	95,896,668

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Forward-Looking Statements

The following discussion should be read in conjunction with our audited Financial Statements and Notes thereto included herein beginning on page F-1.

Certain statements in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby.

All such forward-looking information involves risks and uncertainties and may be affected by many factors, some of which are beyond our control. These factors include:

•	Develop the reputation of AGI as a successful mining property acquisition and exploration company;
•	Successfully identify and exploit mining opportunities;
•	Develop viable strategic alliances; and
•	Maintain sufficient volume of successful new mining opportunities.
•	Regulatory, competitive or other economic influences.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

• Our ability to obtain additional funding as the exploration for commercially exploitable mineral deposits or reserves, as well as general, legal, accounting and administrative expenses associated with our reporting requirements with the SEC, is expected to require from us total expenditures over the next twelve months in an approximate amount of $21,850,000.
• Our ability to obtain additional funding as we presently do not have sufficient funds to pursue our stated plan of operation for the next twelve-month period.
• Our ability to be successful in our acquisition and exploration of gold and mineral properties activities.
• Our ability to attract and retain management.
• The intensity of competition for commercially exploitable mineral deposits or reserves; and
• existing and potential performance issues with suppliers and customers;
• governmental export and import policies;
• global trade policies;
• worldwide political stability and economic growth;
• potential entry of new, well-capitalized competitors into our markets;
• changes in our capital structure and cost of capital; and
• General economic conditions.

The words “believe”, “expect”, “anticipate”, “intend”, “project”, “estimate” and “plan” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties, identify forward-looking statements. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

References in this Annual Report on Form 10-KSB (the “Annual Report”) to “we”, “us,” “our,” “the Company,” “Aultra Gold” and “AGI” mean Aultra Gold Inc. and our subsidiaries, unless the context otherwise requires.

Item 1. Description of Business

Description of Aultra Gold, Inc (fka New World Entertainment Corp.) Business

Organizational History

Aultra Gold Inc. (formerly known as New World Entertainment Corp. and Morningstar Industrial Holdings Corp.) was incorporated under the laws of the State of Nevada on January 26, 2005 as Katie Gold Corp. and it was primarily engaged in the acquisition and exploration of mining properties until April 2006.

On March 10, 2006, our shareholders unanimously adopted a resolution to conduct a forward split of our common stock on a 20 share for 1 share basis, payable as a dividend.  The record date for the dividend was Friday, March 17, 2006, and the pay date was Monday, March 20, 2006.  As a result of the dividend, the amount of our issued and outstanding common stock increased from 3,570,000 shares to 71,400,000 shares.

On March 21, 2006, a Certificate of Amendment was filed with the Secretary of State in Nevada to change our name from Katie Gold Corp. to Morningstar Industrial Holdings Corp. At this time, we were still engaged in the acquisition and exploration of mining properties.

On April 26, 2006, we filed Articles of Merger with the Secretary of State in Nevada to merge with New World Entertainment Corp., a private company incorporated in Nevada. As a result of the merger, we changed its name from Morningstar Industrial Holdings Corp. to New World Entertainment Corp and underwent a change in management.

On May 26, 2006, we entered into a Loan Agreement under which 10,833,333 additional shares of our common stock were to be issued (as further described below). For reasons discussed below we subsequently decided to terminate such arrangement without further obligations whatsoever, and the resolution to issue the 10,833,333 shares of common stock was revoked without such shares issuance taking place.

In addition, for reasons discussed below on January 22, 2007, we entered into a Share Exchange Agreement to issue 24,496,668 shares of our common stock and we expect a total of 95,896,668 shares of commons tock will be issued subsequent to this issuance (which is reduced from the amount of 106,730,001 shares previously reported under an 8K Report filed February 28, 2007 by cancellation of 10,833,333 common shares associated with the termination of the May 26, 2006 Loan Agreement as discussed below).

On January 18, 2007, we filed a Certificate of Amendment to increase the number of shares of Common Stock which we are authorized to issue from 75,000,000 shares of Common Stock to 150,000,000 shares.

On March 22, 2007, we filed a Certificate of Correction to correctly provide that the number of shares of Common Stock which we are actually authorized to issue is 500,000,000 shares and not 75,000,000 shares. The increase to 500,000,000 was approved by our shareholders holding majority of our issued and outstanding shares of common stock as of April 26, 2006, and our filing of a Certificate of Amendment on January 18, 2007, erroneously referenced that we were only authorized to issue up to 150,000,000 shares of our common stock.

As discussed further above and below, on April 26, 2006, we filed Articles of Merger with the Secretary of State in Nevada to merge with New World Entertainment Corp., a private company incorporated in Nevada. At the time of the merger with New World Entertainment Corp., we intended to pursue acquisition and licensing of online gaming technologies; however, pursuant to the terms of the Release Agreement as more fully described forth below, we have since abandoned the strategy of acquiring and licensing of online gaming technologies.

Our fiscal year end is December 31.

Description Of Events Leading Up To, And Including, The Share Exchange Agreement Dated January 22, 2007 - Via Which We Acquired Aultra Gold Inc. (Canada)

Organizational History

Aultra Gold Inc. (Canada) (hereinafter referred to as “AGI”) was incorporated on January 20, 2006 as Dutch Mining (Canada) Ltd. under the laws of Canada, pursuant to the Business Corporations Act of British Columbia. It completed a formal name change to Aultra Gold Inc. on December 8, 2006. On January 22, 2007 (the “Closing Date”), we entered into a definitive Share Exchange Agreement (the "Agreement") with Strategic Minerals Inc., a Nevada corporation, AGI and certain other shareholders of AGI. Pursuant to the Agreement we agreed to acquire up to 100% of the outstanding equity of AGI from the stockholders of AGI (the “AGI Shareholders”) in exchange for the issuance by us to the AGI Shareholders of one share of our common stock, $0.001 par value (the “Common Stock”), for each issued common share of AGI (the “Acquisition”).

General Overview of Business

AGI is engaged in the business of acquiring and exploring gold and mineral properties with proven and probable reserves principally located in Nevada and Montana, USA, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

On May 31, 2006, AGI acquired the Basin Gulch property in Granite County, Montana, from Strategic Minerals, Inc. a Nevada corporation (“Strategic”) whereby Strategic granted AGI the exclusive right to explore, evaluate, develop, and mine the Basin Gulch Property. In consideration of the acquisition of the Basin Gulch Property, AGI issued to Strategic 20,000,000 of its common shares.

Recent Developments

Change in Authorized Share Capital

On January 18, 2007, we filed a Certificate of Amendment to increase the number of shares of Common Stock which we are authorized to issue from 75,000,000 shares of Common Stock to 150,000,000 shares.

On March 22, 2007, we filed a Certificate of Correction to correctly provide that the number of shares of Common Stock which we are actually authorized to issue is 500,000,000 shares of Common Stock and not 75,000,000 shares. The increase to 500,000,000 was approved by our shareholders holding majority of our issued and outstanding shares of common stock as of April 26, 2006, and our filing of a Certificate of Amendment on January 18, 2007, erroneously referenced that we were only authorized to issue up to 150,000,000 shares of our common stock.

Other Information

On April 6, 2006 Robert Biagioni resigned as our President, Chief Executive Officer and as a member of our board of directors. In addition, on that date Victoria Arnott also resigned as a member of our board of directors.

On April 6, 2006 Michelle Dobson was appointed as our President, Chief Executive Officer and sole director to fill the corresponding vacancies.

Effective January 22, 2007, Ms. Dobson resigned from her positions as our Chief Executive Officer, President, Chief Financial Officer and sole director. Effective as of equal date, Mr. Rauno Perttu was appointed as our President, Secretary and Director to fill the corresponding vacancies created. In addition, effective as of the same date, Messrs. Edward Lawson, Richard Crofts and Jeremy Caddy were also appointed as our directors, and Ms. Baljinder Bhullar was appointed as our Chief Financial Officer to fill the corresponding vacancy created.

On January 23, 2007 we also completed a private placement for 200,000 units (the “Units”) at a price of $1.50 per Unit for aggregate gross proceeds of $300,000. Each Unit consists of one share of our Common Stock and one warrant (the “Warrant”) entitling the purchaser to purchase one share of the our Common Stock at an exercise price of $2.50 per share for a period of one year commencing from the Closing Date.

On March 22, 2007 Jeremy Caddy resigned as our director and Ms. Baljinder Bhullar was appointed as a member of our board of directors to fill the corresponding vacancy created.

Share Exchange Agreement

On January 22, 2007 (the “Closing Date”) we entered into a definitive Share Exchange Agreement (the "Agreement") with Strategic Minerals Inc., a Nevada corporation, AGI and certain other shareholders of AGI. Pursuant to the Agreement, which is subject to certain regulatory approval, we agreed to acquire 100% of the outstanding equity of AGI from the AGI Shareholders, and AGI Shareholders agreed to assign and transfer to us 98.2% of the outstanding equity of AGI, in exchange for the issuance by us to the AGI Shareholders of one share of our Common Stock for each issued common share of AGI (the “Acquisition”). As of the date of this Annual Report, we are continuing to negotiate with the remaining AGI Shareholders to acquire the remaining portion of the outstanding equity of AGI not acquired upon the execution of the Agreement. Therefore, subject to certain regulatory approval, we would be required to issue up to 24,496,668 shares of our Common Stock to the AGI Shareholders (the “Consideration Shares”) and there will be approximately 95,896,668 shares of our common stock issued and outstanding subsequent to the issuance of the Consideration Shares (which is reduced from the amount of 106,730,001 shares previously reported under in our Current Report on Form 8-K filed on February 28, 2007 due to cancellation of 10,833,333 shares associated with the termination of the May 26, 2006 Loan Agreement as discussed below). AGI’s main business is acquiring and exploring gold and mineral properties with proven and probable reserves principally located in Nevada and Montana, USA, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

Contemporaneously with the Acquisition, we entered into a Registration Rights Agreement with the AGI Shareholders pursuant to which we agreed to use our best efforts to prepare and file a registration statement with the SEC on Form SB-2 (the “Registration Statement”) registering for offer and sale 17,160,000 of the Consideration Shares (the “Registrable Securities”) within 120 days of the Closing Date, and to use our best efforts to cause the Registration Statement to become effective under the Securities Act of 1933, as amended (the “Securities Act”) no later than the earlier of (i) 240 days after the Closing Date and (ii) the sixth (6th) business day following the date on which we are notified by the SEC that such Registration Statement will not be reviewed or is no longer subject to further review and comments (subject to a 20 day extension if fully reviewed) (the "Effective Date"). The Registration Statement may also at our discretion and with the consent of the required investors include our securities other than the Registrable Securities.

In addition, on January 23, 2007, we entered into a Subscription Agreement with 555 Holdings LLC, a Nevada limited liability company (“555 LLC”), whereby we sold 200,000 units (each a “Unit”, and collectively the “Units”) to 555 LLC at a price of $1.50 per Unit, for gross proceeds of $300,000. Each Unit consists of one share of Common Stock and one non-transferable Common Stock purchase warrant (the “Warrant”). Each Warrant will entitle 555 LLC to purchase one share of our Common Stock for a period of one year commencing from the Closing Date at an exercise price of $2.50 per share.

The aforementioned transactions resulted in a change in control of our company. As a result of the Agreement, (i) AGI became our wholly-owned subsidiary, (ii) we succeeded to the business of AGI, and (iii) we underwent a change of our management (as further provided below)

and business direction, and will from the Closing Date be solely involved in AGI’s business of acquiring and exploring gold and mineral properties with proven and probable reserves principally located in Nevada and Montana, USA, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale. Furthermore, in connection with the foregoing on January 18, 2007, we amended our articles of incorporation to change our name from New World Entertainment Corp. to Aultra Gold Inc (the “Amendment”). The Nevada Secretary of State declared the Amendment effective as of January 18, 2007. In addition, as a result, our trading symbol has changed from NWWE.OB to AGDI.OB.

We claimed an exemption from the registration requirements of the Securities Act for the private placement of the aforementioned securities pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors are accredited investors and/or qualified institutional buyers, the investors had access to information about our company and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Termination of a Material Definitive Agreement.

On April 26, 2006, we filed Articles of Merger with the Secretary of State in Nevada to merge with New World Entertainment Corp., a private company incorporated in Nevada. As a result of the merger, we changed its name from Morningstar Industrial Holdings Corp. to New World Entertainment Corp and underwent a change in management. At the time of the merger with New World Entertainment Corp., we intended to pursue acquisition and licensing of online gaming technologies; however, pursuant to the terms of the Release Agreement as more fully set forth above, we have since abandoned the strategy of acquiring and licensing of online gaming technologies.

We have resolved to focus our business on continuing to engage in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits it discovers that demonstrate economic feasibility. In furtherance of this focus, the following transactions have been terminated:

Termination of May 2006 Loan Agreement

On May 3, 2006, we entered into a $3,250,000 secured Loan Agreement (the "Loan Agreement") with 555 LLC and Global Developments Inc., a Delaware company (“Global”, collectively referred to as the "Lenders"), pursuant to which Loan Agreement we issued $3,250,000 in aggregate principal amount of promissory notes (collectively the "Notes") to the Lenders. In lieu of the interest on the Notes, we agreed to simultaneously with the issuance of the Notes to issue three and one third restricted shares of our Common Stock for every dollar loaned by the Lenders, amounting to 10,833,333 shares of Common Stock (the "Shares"). We claimed an exemption from registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder based upon the representations of the Lenders that they are each an "accredited investor" (as defined under Rule 501 of Regulation D) and that they were purchasing such securities without a present view toward a distribution of the securities.

The proceeds of the Loan Agreement were used in connection with a further loan arrangement with Liverpoole, Inc., a privately-owned corporation organized under the laws of Antigua (“Liverpoole”), whereby the amount of $3,250,000 (the “Loan Amount”) would have been repaid to us by Liverpoole. On May 7, 2007 with quarterly installments due to us from Liverpoole in the amount $500,000 each, and the first quarterly payment due on August 3, 2006, Liverpoole defaulted under all of its repayment obligations to us, and further failed to complete its obligations under a certain share exchange agreement as set forth below.

Termination of the Share Exchange Agreement with Liverpoole Inc. and World Mobile Network Corp.

On May 12, 2006, in connection with the Loan Agreement, we entered into a share exchange agreement with Liverpoole (the “Liverpoole Share Exchange Agreement”) for the acquisition of all of the issued and outstanding shares of Liverpoole in exchange for 25,000,000 shares of our Common Stock. In connection therewith, in order to secure the right to enter into such agreement with Liverpoole, we entered into an agreement with World Mobile Network Corp., a publicly-held corporation (“World Mobile”), pursuant to which World Mobile agreed to assign us its exclusive right to acquire Liverpoole in exchange for 20,000,000 shares of our Common Stock.

Pursuant to its business plan, Liverpoole intended to enter into an agreement to purchase a 75% interest in various assets of a privately owned corporation organized under the laws of Antigua, which sought to acquire an interest in an online gaming business. Such assets included the rights to URL's, customer lists, certain software and licenses, as well as the rights to certain Internet domain names. In order to secure the right to enter into such agreement with Liverpoole, we entered into the aforementioned arrangement with World Mobile. Subsequently the principal of Liverpoole refused to complete his obligations under the Liverpoole Share Exchange Agreement.

On September 30, 2006 the US Congress passed H.R. 4954 the Safe Port Act, including “The Unlawful Internet Gambling Enforcement Act of 2006”, which was signed by President Bush on October 13, 2006, prohibiting acceptance of any payment instrument for unlawful Internet gambling. In consequence, we, 555 LLC, Global, Liverpoole and World Mobile, the parties to the aforementioned agreements, including the Loan Agreement and the Liverpoole Share Exchange Agreement (collectively the “Agreements”), entered into a certain Settlement and Release Agreement dated December 8, 2006 (the “Release Agreement”), terminating all rights and obligations as they related to us under the Agreements. Specifically, (i) Global an d 555 LLC each  irrevocably released us from our obligation to repay the Loan Amount to Global  and 555 LLC, and each further  released Liverpoole  from all obligations associated with the Loan

Amount, including any right to demand repayment of the Loan Amount from Liverpoole; (ii) we released Liverpoole from all obligations associated with the Loan Amount, including any right to demand repayment of the Loan Amount or to demand an exchange of the shares from Liverpoole pursuant to the Liverpoole Share Exchange Agreement; (iii) Liverpoole released us from all of our obligations associated with the Liverpoole Share Exchange Agreement, including any right to demand an exchange of the shares pursuant to the Liverpoole Share Exchange Agreement; and (iv) World Mobile released us from all of our obligations associated with the Loan Amount and the Liverpoole Share Exchange Agreement, including any right to demand an exchange of the shares pursuant to the Liverpoole Share Exchange Agreement. Pursuant to the terms of the Release Agreement, we terminated our relationship, rights and all obligations previously associated with Liverpoole, World Mobile or the privately owned Antiguan entity and any associated interests in any online gaming businesses and further abandoning the strategy of acquiring and licensing of online gaming technologies.

DESCRIPTION OF AGI’S BUSINESS

General Overview of Business

AGI is engaged in the business of acquiring and exploring gold and mineral properties with proven and probable reserves principally located in Nevada and Montana, USA, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale. On May 31, 2006, AGI acquired the Basin Gulch property in Granite County, Montana, from Strategic Minerals, Inc. a Nevada corporation (“Strategic”) whereby Strategic granted AGI the exclusive right to explore, evaluate, develop, and mine the Basin Gulch Property. In consideration of the acquisition of the Basin Gulch Property, AGI issued to Strategic 20,000,000 of its common shares.

Mining Lease Agreement

On May 31, 2006, AGI entered into a Mining Lease Agreement with Strategic, whereby Strategic granted AGI the exclusive right to explore, evaluate, develop, and mine the Basin Gulch Property, Montana, in consideration of AGI issuing to Strategic 20,000,000 common shares of its capital stock. The advanced exploration and test mining project consists of eleven patented mineral claims, surrounded by the Deer Lodge National Forest, totaling about 217.9 acres. The claims are all located at the head of Basin Gulch, on the northern slopes of the West Fork Buttes, within the Sapphire Range of the Western Montana Rocky Mountains with proven and probable reserves of 426,135 ounces.

The three-stage Mining Lease Agreement is structured as follows:

Stage 1 initial payment:

The Company paid its initial cash payment of $10,000 and prior to July 30, 2006 satisfied its reporting obligations to Strategic regarding all the exploration and studies conducted on the premises of Basin Gulch Property.

Stage 2 advance production royalties:

To further evaluate and develop the minerals, the AGI fulfilled the following obligations:

i) by June 10, 2006, it paid a cash payment of $15,000;

ii) by September 10, 2006 made a cash payment of $25,000;

iii) a cash payment of $50,000 will become due and payable on March 10, 2007 and September 10, 2007 and thereafter on those anniversary dates of each year until production has commenced.

Stage 3 production royalties:

Upon commencement of production, AGI must pay the greater of:

i) a twice annual cash payment of $50,000 due on March 10 and September 10 of each year; or

ii) 3% of the gross sales receipts of the gold and silver sold, due semi-annually on March 10 and September 10 of each year;

Should production be suspended for a period of 6 months or longer, the twice annual advance production royalty of $50,000 listed above resume. Upon the completion of payments totaling $8,000,000, AGI will have purchased the mineral rights to this property. In the current period, all payments totaling $50,000 have be made, which satisfy the minimum obligations of AGI under the Mining Lease Agreement.

Description of AGI’s Properties

Description of Basin Gulch Property, Montana

The Basin Gulch area has historically been mined by traditional placer methods, including hydraulic mining since the early part of the last century. The remains of this mining activity still exist on the site in the form of collapsed short adits, excavations, mine ponds, remains of log cabins and out buildings, and log and dirt dams and hydraulic diversion structures. Cable Mountain Mine Inc. (CMM), who discovered the Basin Gulch deposit, explored the lode source of the placer gold from the late 1980s until 1997. To date, 323 reverse circulation and core holes have been drilled on the property for a total of 89,800 feet, with holes ranging from 80 feet to 1,050 feet in depth. In addition, 40 test trenches with a total length of 17,000 feet have taken place. In addition to the drilling, there have been two geophysical surveys, soil geochemistry surveys, topographic surveys, and geologic mapping projects carried out on the property. A large portion of these studies, in whole, or in part, was reviewed in preparation of this report.

The Basin Gulch Project is an advanced stage exploration project with a substantial investment already made in previous exploration work on the property. However, no mining has yet taken place on the site, beyond the older placer and very limited lode operations. In addition, due diligence studies have been carried out on the Basin Gulch Mine property over the last 20 years or so by a number of investigators, and a number of publicly-available reports have been produced by the Montana Bureau of Mines and Geology (MBMG) and the USGS on the general geology of the area.

A NI 43-101, Independent Third-Party Evaluation, prepared by David Brown and Associates (“DBA”) has been provided for the Basin Gulch project, which is an advanced exploration and test mining gold porphyry project. It consists of eleven patented mining claims, surrounded by the Deer Lodge National Forest, totaling about 217.9 acres. A number of consultants, exploration companies, and Federal and State of Montana Agencies, other than DBA, prepared the geological and mineralogical models of Basin Gulch. The claims are all located at the head of Basin Gulch, on the northern slopes the West Fork Buttes, within the Sapphire Range of the Western Montana Rocky Mountains. The property is about 19 road miles west of the town of Philipsburg, Montana, within the Rock Creek Mining District of Granite County. The property is owned by the Metesh Family of Phillipsburg, and is under lease agreement to AGI. The Basin Gulch area is historically a placer mining area lacking a historical association with an operating lode mine. The local placers have been operated since before the turn of the 20th century up until just recently. A title study was not part of this report, nor was a claims validation study made. However, those studies were done by Anderson Engineering of Dillon, Montana in the mid-1990s, and there is no reason to believe the results of their work have changed. The property deeds can be viewed at the Granite County Courthouse in Philipsburg, Montana.

The Claims:

The claims are all located in south-central Granite County, in portions of Section 34, Township 7 North, Range 16 West, and Sections 3, 4, and 9, Township 6 North, Range 16 West. The patented mining claims making up the Basin Gulch Group include the following:

i)	Landes	(Mineral Survey 5565)
ii)	Shylock	(Mineral Survey 6354)
iii)	Shively	(Mineral Survey 5755)
iv)	Quartz Hill	(Mineral Survey 5564)
v)	Spencerian	(Mineral Survey 8140)
vi)	Gold Hill 5	(Mineral Survey 5755)
vii)	Basin	(Mineral Survey 9026)
viii)	Blue Bell Lode	(Mineral Survey 9530)
ix)	White Pine	(Mineral Survey 8137)
x)	Yellow Pine	(Mineral Survey 8139)
xi)	Jack White	(Mineral Survey 8138)

These claims were re-traced on the ground by Anderson Engineering of Dillon, Montana in 1996.

Other Opportunities in Nevada:

AGI is currently in the process of claim-staking a new Nevada exploration target in the middle of north-central Nevada. This region contains several large existing gold mines.

Mineralization:

The lode mineralization at the head of Basin Gulch is associated with a gaseous Eocene silicic intrusive that has invaded between the plates of two Precambrian thrust sheets. The intrusive formed a major diatreme complex that is centered on the gold and silver mineralization. The intrusive event also formed a number of smaller, parasitic diatremes scattered throughout the property and off the property for several miles in all directions. The gold mineralization is found throughout the site near the surface and at depths in excess of 1,000 feet at levels averaging about 0.01 ounces per ton, with the higher grade zones associated with the edges of the various diatremes and post- and pre-diatreme faulting that cut the diatremes. The highest grades appear associated with voids formed within the diatreme when juvenile and surrounding bedrock material fell back into the diatreme throat during periods of quiescence. This association with voids and faulting has been recognized at other gold sites and is well described in literature.

Mr. Rauno Perttu, who discovered the Basin Gulch deposit in 1987, explored the lode source of the placer gold from the late 1980s until 1997. To date, 323 reverse circulation and core holes have been drilled on the property for a total of 89,800 feet, with holes ranging from 80 feet to 1,050 feet in depth. In addition, 40 test trenches with a total length of 17,000 feet have taken place. AGI’s predecessors, Cable Mountain Mine, Inc., Chevron Resources, and Cyprus Exploration have performed the work at various stages in the project. In addition to the drilling, there have been two geophysical surveys, a soil geochemistry survey, topographic surveys, and geologic mapping projects carried out on the property.

Two high grade targets, termed Ore Block A and Ore Block B, have been blocked out to a certain extent on the property with drilling. These two blocks have been explored with 82 drill holes and some 25,546 feet of drilling. In addition, assay samples of every 5-foot interval were taken, for a total of just over 4,700 samples analyzed. They are both located on the edges of the major diatreme complex at the head of Basin Gulch. The ore itself is fairly simple, with the gold being fine to very coarse in nature, and easily extracted using cyanidation. Test work done for Cable Mountain Mine indicates a recovery rate of over 90% with a simple cross-current mill.

Using a very simple and straightforward averaging technique based on the numerous drill hole assays, which appears to be appropriate for this gold porphyry deposit, a total of 426,135 ounces of gold for combined Probable and Proven gold was calculated for the Ore Reserves in Blocks A and B only. If 20% is removed to represent uncertainty, this number is approximately 341,000 ounces of gold. Also adding to this conservative approach is that the silver content, a strong component of the mineralization, was not converted to gold equivalency and added to the gold calculated above. In some places on the Basin Gulch prospect, the measured silver content was well in excess of 10 ounces per ton.

A previous investigation and evaluation by CMM for the site using the GEMCON computer program yielded an ore volume of well over 1,000,000 ounces of gold for the entire site. The results of this study were not available for inspection in preparation of the above mentioned NI 43-101. However, this data base was used for the gold volume calculation made of Ore Block A and Ore Block B.

Based on the results of this third-party evaluation, several recommendations are made to complete field evaluation of this advanced exploration project. The following are those basic elements.

i) Complete drilling and sampling of the two high grade zones with diamond core drilling to give adequate evaluation of potential ore volumes.

ii) Complete several core holes in the areas of one and two-point anomalies that were encountered during the previous exploration efforts.

iii) Perform test underground mining in the two high grade targets after completion of the drilling recommended above.

Permitting Status:

The previous exploration permits on the property have lapsed. New exploration drilling permits are being applied for by AGI, and the previous permitting process in the 1990s is expected to streamline the new permits.

In Montana, public and private lands are handled similarly in the permitting process. AGI must apply for either a blanket exploration permit for Montana, or a specific permit for the Basing Gulch project. In either case, proposed drill sites and trenches must be located on a map, with a detailed description of how the preparation and reclamation of each site will be completed. The State will then have the choice of sending out an inspector to review the proposed plan. The State will subsequently calculate and reclamation bond amount for the work proposed, based on existing State standards. Upon AGI posting the bond, it may then proceed with the exploration work.

During work in the 1990s, none of the proposed exploration follow-up sites had any deleterious aspects that needed mitigating, so no significant obstacles to exploration are anticipated.

Regarding anticipated test mining, this work will be conducted under Small Miner’s Exclusion (SME) provisions of the Montana permitting process. The SME process is much faster and simpler than the permitting process for larger mines in Montana, and can be completed within months of filling of an application .This property contains a large, open-ended gold and silver resource, within which approximately 100,000 ounces are believed to be economically mineable under relatively rapid small mine regulations.

This property was extensively drilled as a large, low-grade open-pit mine, but is being revaluated for its localized high-grade deposits. This property is believed to have major potential for deeper high-grade reserves. The property at Basin Gulch, Montana will be evaluated for an initial small miner’s permit to begin development of the first “gold hot spot”, based on extensive existing data. As funding permits, drilling of the first known vein target and of the deep “boiling zone” of the southeastern-most nested diatreme will commence.

Test Mining

The following is AGI’s currently test mining plan for 2007.

i) Upon completion of the follow-up evaluation in the BG94-42(1) area, DMC will drive an intercept tunnel, starting approximately 100 feet below the drill collar, to evaluate the high-grade zone by bulk sampling. This audit will be located to allow extension of the drift to also bulk sample the high-grade diatreme zone encountered in hole BG94-5(1). The gold in the BG94-42 (1) area was found to be free gold and should be recoverable by simple gravity methods. The tunnel will be completed to a standard that will allow it to be used as a production facility under and State of Montana Small Miner’s Exclusion operating permit.

ii) While the work in the first area is progressing, follow-up exploration of the other identified areas of high-grade mineralization will continue, as will step-out exploration for new potential ore shoots. With success in these new areas, AGI anticipates that the initial Small Miner’s Exclusion operation will be systematically expanded into a larger mining operation.

(1)
These technical coordinates are more particularly set forth in the Company’s Plan of Mining Operations, and in the geological report appended to the Form 43-101 Technical Report of David Brown & Associates exhibited hereto.

Projected Costs for Plan of Mining Operations

Our business plan calls for significant expenses in connection with the mining plans for development of production on the Basin Gulch Property, as summarized in the table of planned expenditures below:

Dates for Work Program	Use of Proceeds	Estimated Costs
April, 2007	Drilling and assaying	$60,000
April, 2007	Complete Mine Plan	$40,000
May through June, 2007	Mine Development	$1,500,000
May through July, 2007	Additional evaluation of known shallow high-grade structures	$750,000
May through August, 2007	Exploration of diatreme targets	$1,500,000
May through July, 2007	Construction of initial processing plant for Production by mid-2007	$3,000,000
March through July, 2008	Expansion of plant with new ore from diatreme and/or known targets	$15,000,000

While we have sufficient funds to conduct the April 2007 work phases of further drilling and assaying, and completion of the mine plan on the Basin Gulch Property, however the Company will require additional financing in order to complete the work associated with the projected cost to initial production, totaling estimated at $6,850,000. The entire estimated costs of the Company’s plan for mining operations, assuming the diatreme targets for the Basin Gulch property are $21,850,000.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in United States generally, and in Montana specifically. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, well safety and other matters. Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations. The Company has had no material costs related to compliance and/or permits in recent years, and anticipates no material costs in the next year. The Company will not be required to obtain a permit in order to conduct Phases 1 and 2 of its proposed exploration program.

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

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

•	Water discharge will have to meet water standards;
•	Dust generation will have to be minimal or otherwise re-mediated;
•	Dumping of material on the surface will have to be re-contoured and re-vegetated;
•	An assessment of all material to be left on the surface will need to be environmentally benign;
•	Ground water will have to be monitored for any potential contaminants;
•	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
•	There will have to be an impact report of the work on the local fauna and flora.

Competition

Many companies are engaged in the exploration and development of mineral properties. The Company is at a disadvantage with respect to those competitors whose technical staff and financial resources exceed the Company’s. Our lack of revenues and limited financial resources further hinder our ability to acquire additional mineral interest.

Employees

As of January 22, 2007, the Company’s subsidiary, AGI, had a full time employment agreement with Mr. Rauno Perttu, the Company’s CEO, President and director, pursuant to which Mr. Perttu provides services to the Company. The Company anticipates that it will be conducting most of its business through agreements with consultants and third parties.

RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial may also impair the Company’s business operations. If any of the following risks actually occur, the Company’s businesses, financial condition or results of operations could be materially adversely affected, the value of the Company common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Results:

Our company was recently formed, and we have not proven that we can generate a profit. If we fail to generate income and achieve profitability, an investment in our securities may be worthless.

We have no operating history and have not proved that we can operate successfully. We face all of the risks inherent in a new business. If we fail, your investment in our common stock will become worthless. From our inception on January 26, 2005 to the end of the period ended September 30, 2006, we have not earned any revenue. The exploration for commercially exploitable mineral deposits or reserves, as well as general, legal, accounting and administrative expenses associated with our reporting requirements with the SEC, is expected to require from us total expenditures over the next twelve months in an approximate amount of $21,850,000. We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve-month period. We will require additional financing for our operational expenses, and further exploration work for commercially exploitable mineral deposits or reserves. We are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have arrangements for additional funds. Your investments in our common stock must therefore be regarded as the placing of funds at a high risk in a recently formed company with all the unforeseen costs, expenses, problems, and difficulties to which such companies without proven record are subject to.

We have had losses since our inception. We expect losses to continue in the future and there is a risk we may never become profitable.

We have incurred operating losses of $65,585 and $50,106 during the year ended December 31, 2006 and 2005, respectively. In addition, during that period, we have used cash of $6,249 and $21,967 in our operating activities, and had a net working capital deficiency of $48,323 at December 31, 2006. We expect to continue to incur significant operating expenses as we maintain our current line of power-line products and continue research and development toward new advance power-line technologies. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, of which there can be no assurance, you may experience significant additional dilution.

We have a limited operating history. There can be no assurance that we will be successful in growing our gold and other mineral exploration activities.

We have a limited history of operations. As a result, there can be no assurance that we will be successful in our acquisition and exploration of gold and mineral properties activities. Our success to date in entering into ventures to acquire mineral properties is not indicative that we will be successful in entering into any further ventures. Any potential for future growth in our mineral exploration activities will place additional demands on our executive officers, and any increased scope of our operations will present challenges due to our current limited management resources. Our future performance will depend upon our management and their ability to locate and negotiate additional exploration opportunities in which we are solely involved or participate in as a joint venture partner. There can be no assurance that we will be successful in our efforts. Our inability to locate additional opportunities, to hire additional management and other personnel, or to enhance our management systems, could have a material adverse effect on our results of operations. There can be no assurance that our operations will be profitable.

If we do not obtain additional financing, our business will fail.

Despite recently obtaining financing in the amount of $300,000, we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. We do not have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 30, 2007, our independent auditors stated that our accompanying financial statements filed herewith were prepared assuming that we will continue as a going concern. However, we have incurred operating losses, of $65,585 and $50,106, during the year ended December 31, 2006 and 2005, respectively. In addition, during these periods, we have used cash of $6,249 and $21,967, respectively, in our operating activities. Subsequent to December 31, 2006, we did secure $300,000 of additional financing. While the proceeds of this financing will significantly aid our liquidity difficulties and we expect to have sufficient cash to operate for the next twelve months, our ability to sustain our operations beyond this period without further financing cannot be assured.

We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern uncertainty modification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Fluctuations in our operating results and announcements and developments concerning our business affect our stock price.

Our quarterly operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the completion of existing agreements and other developments affecting us, could cause the market price of our common stock to fluctuate substantially.

Our management believes that long-term profitability and growth will depend on its ability to:

  ▪ Develop the reputation of AGI as a successful mining property acquisition and exploration company;

  ▪  Successfully identify and exploit mining opportunities;

  ▪  Develop viable strategic alliances; and

  ▪  Maintain sufficient volume of successful new mining opportunities.

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

We will need to increase the size of our organization, and may experience difficulties in managing growth.

We are a small company with no employees as of September 30, 2006. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We require additional working capital in order to achieve commercial production at the Basin Gulch Property.

Our current operating funds are less than necessary to complete all intended plan of mining operations for the Basin Gulch Property, currently estimated a projected cost to initial production, totaling $6,850,000. The entire estimated costs of the Company’s plan for mining operations, assuming the diatreme targets for the Basin Gulch property are $21,850,000. These projected costs are more fully discussed in the section entitled Projected Costs for Plan of Mining Operations (below). The Company has sufficient funds on hand for the unpaid amounts of our estimated costs related to maintaining the minimum annual payment obligations associated with the maintenance of the Basin Gulch Property as discussed in this Current Report and our estimated administrative costs for 12 months from the date of this Current Report. Therefore, we will need to obtain additional financing in order to complete our business plan. As of January 23, 2007, the Company had cash in the amount of $300,000. The Company has no income from operations.

We have completed the fieldwork of our exploration on the Basin Gulch Property as further discussed in the section entitled Mineralization as set forth below. We have completed assaying of samples taken from the property during field exploration. Based on our review of the initial results we intend to proceed to our plan of mining operations. The Company does not have sufficient funds for our planned estimated cost of work to initial production, totaling $6,850,000, or the additional estimated costs of the Company’s plan for mining operations, assuming the diatreme targets for the Basin Gulch Property in the amount of $21,850,000.

Our business plan calls for significant expenses in connection with the development of production of the Basin Gulch Property. While the Company has sufficient funds to conduct the initial mine development work on the property, the Company will require additional financing in order to complete remaining phases of mine development and production capacity. The Company will also require additional financing if the costs of the mine development for the Basin Gulch Property are greater than anticipated. Even after completing all proposed plans for mining operations the Company will have to spend substantial funds on further drilling and engineering studies in order to establish the diatreme targets for the Basin Gulch Property.

Our proposed three phase exploration plan, which when complete, should allow us to determine the extent of mineralization in existence on the Basin Gulch Property. At the completion of each phase of our operating plan we will evaluate the results and make a determination to proceed to the next phase of mine development and its associated estimated cost. The first phase of test mining, trenching, sampling and assays at the Basin Gulch Property total an estimated cost of $100,000. With this completed, the results of the first phase work will allow us to update our geological report on the Basin Gulch Property and will support our decision to proceed to the second phase of mine development further discussed in the section entitled Test Mining set forth below. When we receive the assay results we will have completed the Phase I mine development program as recommended in our independent professional consulting geologist’s Form 43-101 report.

Each subsequent phase of mine development will require additional funds beyond the Company’s current cash resources. The Company will need to obtain additional financing from the sale of its securities to fund these operational expenditures and future administrative costs. Our administrative costs will be dependent upon the time frame undertaken to complete the remaining phases of our plan of mining operations. We have funding in our current operating funds sufficient to cover our administrative costs for the period of one year from the date of this Current Report, which are estimated to be $150,000. To the extent we need more than one year to complete the remaining exploration or our administrative costs are higher than estimated, we will require additional financing to cover administrative costs.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once initial production work is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for gold and precious metals, investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be advances from related parties and joint venture or sale of a partial interest in the Basin Gulch Property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

Our officers and directors are involved in other businesses which may cause them to devote less time to our business.

Our officers' and directors' involvement with other businesses may cause them to allocate their time and services between us and other entities. Consequently, they may give priority to other matters over our needs which may materially cause us to lose their services temporarily which could affect our operations and profitability.

We are dependent on our management and the loss of any officer could hinder the implementation of our business plan.

We are heavily dependent on the members of our management team, the loss of any of whom could have a material adverse affect on our ability to implement our business plan. While we have entered into employment agreement with our Chief Executive Officer, employment agreements could be terminated for a variety of reasons. If, for some reason, the services of our management, or of any member of management, were no longer available to us, our operations and proposed businesses and endeavors may be materially adversely affected. Mr. Perttu, our Chief Executive Officer, and Ms. Baljinder, our Chief Financial Officer, are primarily responsible for the success of our business operations. As we continue with our intended operations, other officers may be instrumental in setting up our financial and operational controls and procedures, and we may need to hire additional personnel to perform such functions. Any failure of management to implement and manage our business strategy and growth may have a material adverse affect on us. There can be no assurance that our operating control systems will be adequate to support its future operations and anticipated growth. Failure to manage our growth properly could have a material adverse affect on our business, financial condition or result of operations.

The imprecision of mineral deposit estimates may prove any resource calculations that we make to be unreliable.

Mineral deposit estimates and related databases are expressions of judgment based on knowledge, mining experience, and analysis of drilling results and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. By their nature, mineral deposit estimates are imprecise and depend upon statistical inferences, which may ultimately prove unreliable. Mineral deposit estimates included here, if any, have not been adjusted in consideration of these risks and, therefore, no assurances can be given that any mineral deposit estimate will ultimately be reclassified as reserves.

We are sensitive to fluctuations in the price of gold and other minerals, which is beyond our control. The price of gold and other metals is volatile and price changes are beyond our control.

The prices for gold and other metals fluctuate and are affected by numerous factors beyond our control. Factors that affect the price of gold and other metals include consumer demand, economic conditions, over supply from secondary sources and costs of production. Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect on the costs of and the viability of our projects.

Mineral exploration and prospecting is highly competitive and speculative business and we may not be successful in seeking available opportunities.

The process of mineral exploration and prospecting is a highly competitive and speculative business. In seeking available opportunities, we will compete with a number of other companies, including established, multi-national companies that have more experience and financial and human resources than us. Because we may not have the financial and managerial resources to compete with other companies, we may not be successful in our efforts to acquire new projects. However, while we compete with other exploration companies, there is no competition for the exploration or removal of mineral from our claims.

Compliance with environmental considerations and permitting could have a material adverse effect on the costs or the viability of our projects. The historical trend toward stricter environmental regulation may continue, and, as such, represents an unknown factor in our planning processes.

All mining in United States is regulated by the government agencies at the Federal and State levels. Compliance with such regulation could have a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs will be related to obtaining licenses and permits from government agencies before the commencement of mining activities. An environmental impact study that must be obtained on each property, in order to obtain governmental approval to mine on the properties, is also a part of the overall operating costs of a mining company.

The gold and mineral mining business is subject not only to worker health and safety, and environmental risks associated with all mining businesses, but is also subject to additional risks uniquely associated with gold and other minerals mining. Although we believe that our operations will be in compliance, in all material respects, with all relevant permits, licenses and regulations involving worker health and safety, as well as the environment, the historical trend toward stricter environmental regulation may continue. The possibility of more stringent regulations exists in the areas of worker health and safety, the dispositions of wastes, the decommissioning and reclamation of mining and milling sites and other environmental matters, each of which could have an adverse material effect on the costs or the viability of a particular project.

Mining and exploration activities are subject to extensive regulation by Federal and State governments. Future changes in governments, regulations and policies, could adversely affect our results of operations for a particular period and our long-term business prospects.

Mining and exploration activities are subject to extensive regulation by Federal and State Governments. Such regulation relates to production, development, exploration, exports, taxes and royalties, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine and mill reclamation, mine and mill safety, toxic substances and other matters. Compliance with such laws and regulations has increased the costs of exploring, drilling, developing, constructing, operating mines and other facilities. Furthermore, future changes in governments, regulations and policies, could adversely affect our results of operations in a particular period and its long-term business prospects.

The development of mines and related facilities is contingent upon governmental approvals, which are complex and time consuming to obtain and which, depending upon the location of the project, involve various governmental agencies. The duration and success of such approvals are subject to many variables outside of our control.

Because of the inherent dangers involved in mineral exploration and production, there is a risk that we may incur liability or damages as we conduct our business.

Exploration and establishment of mining operations to production involves numerous hazards. As a result, the Company may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which the Company cannot insure or against which the Company may elect not to insure. The payment of such liabilities may have a material adverse effect on the Company’s financial position.

If we do not conduct mineral exploration on our mineral claims and keep the claims in good standing, then our right to the mineral claims will lapse and we will lose everything that we have invested and expended towards these claims.

We must complete mineral exploration work on our mineral claims and keep the claims in good standing. If we do not fulfill our work commitment requirements on our claims or keep the claims in good standing, then our right to the claims will lapse and we will lose all interest that we have in these mineral claims.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

RISKS RELATED TO OUR COMMON STOCK

There is no active trading market for our common stock.

Our common stock is quoted on the Pink Sheets, and we are currently in the process of seeking to reestablish quotation of our common stock on the Over the Counter Bulletin Board quotation service. However, currently, there is no active trading market for any of our securities, and we cannot assure you that a market for our stock will develop. Consequently, our shareholders may not be able to use their shares for collateral or loans and may not be able to liquidate at a suitable price in the event of an emergency. In addition, our shareholders may not be able to resell their shares at or above the price they paid for them or may not be able to sell the shares at all. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the securities, the ability of holders of the securities to sell their securities, or the prices at which holders may be able to sell their securities.

The shares of common stock eligible for future sale could negatively affect the market price of our common stock

Subject to certain regulatory approval of the acquisition of AGI by the Company, there will be approximately a total of 95,896,668 shares of Common Stock issued and outstanding.   If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in the Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

Our common stock may be deemed to be a penny stock and, as such, we are subject to the risks associated with “penny stocks”. Regulations relating to “penny stocks” limit the ability of our shareholders to sell their shares and, as a result, our shareholders may have to hold their shares indefinitely.

Our common stock is currently listed for trading on the Pink Sheets quotation service, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in obtaining future financing. Furthermore, our common stocks may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51 -1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ -where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c)2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

Moreover, Regulation Section “240.15g -9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company’s common shares to resell their common shares to third parties or to otherwise dispose of them. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We may be required in the future to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Shares eligible for future sale, if at all, may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible, if at all, to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

We do not expect to pay dividends in the future. Any return on investment may be limited to the value of the Company’s stock.

We do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of dividends on our stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, its stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

ITEM 2.	DESCRIPTION OF PROPERTY

Principal Executive Offices

We currently hold an arrangement to rent our main office comprising of 2,000 square feet which is located at 120 North 5th Street, Jacksonville, Oregon  97530, at a cost of $1,500 per month on a month to month basis.

Abandonment of Conglin Mineral Property Option Agreement

Pursuant to a decision of our previous management, we decided to abandon our Conglin mineral property option agreement whereby we held the prior right to acquire a 100% interest in a total of six mineral claims, covering 150 hectares near Missezula Lake and located in the Nicola Mining District, Province of British Columbia, Canada, know as the Conglin Property. Subsequent to entering into the option we staked additional property surrounding the original claims and they were registered, with the original claims, as two claims totaling 459 hectares. There was no assurance that a commercially viable mineral deposit existed on the property. In November 2006 the claims underlying the option lapsed.

Minerals Properties

For a further description of our properties, see Item 1 “Description of Business”

ITEM 3.	LEGAL PROCEEDINGS

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, our management does not believe that there are any proceedings to which any of our directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year ended December 31, 2006, to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

Market Information

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since March 1, 2006, the Company's Common Stock has been quoted on the OTC Bulletin Board and subsequently Pink Sheets under the symbol NWWE. There have been two trades since January 28, 2007. We are now in the process of seeking to re-establish the quotation of our Common Stock on the OTC Bulletin Board.

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High		Low

Fiscal Year 2005 (January 1, 2005 - December 31, 2005)
First quarter (January 1, 2005 - March 31, 2005) *	$	n/a	$	n/a
Second quarter (April 1, 2005 - June 30, 2005) *	$	n/a	$	n/a
Third quarter (July 1, 2005 - September 30, 2005) *	$	n/a	$	n/a
Fourth quarter (October 1, 2005 - December 31, 2005) *	$	n/a	$	n/a

Fiscal Year 2006 (January 1, 2006 - December 31, 2006) **
First quarter (January 1, 2006 - March 31, 2006)		$1.30		$0.01
Second quarter (April 1, 2006 - June 30, 2006)		$1.20		$0.25
Third quarter (July 1, 2006 - September 30, 2006)		$1.00		$0.25-
Fourth quarter (October 1, 2006 - December 31, 2006)		$0.25		$0.01

 *For the periods indicated, our common stock was not trading or quoted on any market or quotation service.
 ** For the period indicated, quotation of the Company’s common stock commenced on March 13, 2006.

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of shareholders to sell their shares.

Holders

The approximate number of holders of our Common Stock as of January 23, 2007 was 65.

Dividends

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Equity Compensation Plan Information

As of the end of our fiscal year ended December 31, 2006, we did not adopt a form of an incentive stock option plan.

As a collateral agreement to the Agreement, following the completion of the acquisition of AGI, the Company’s Board of Directors agreed to the adoption of the Stock Option Plan and ratified it on January 25, 2007 effective as of February 1, 2007 providing for the issuance of up to 5,225,000 shares of Common Stock of the Company to the officers, directors, employees and consultants of the Company and/or its subsidiaries. Pursuant to the Stock Option Plan, the Company granted options to purchase an aggregate of 200,000 shares of common stock at $1.50 per share to the newly appointed directors and officers that held options to purchase ordinary shares of AGI following the completion of the acquisition, as well as to the newly appointed directors and officers of the Company.

The principal terms and conditions of the stock options granted under the Stock Option Plan are that vesting of the options granted to Directors of the Company occurs in three stages: (1) 50% on January 25, 2008; (2) 25% on January 25, 2009; and (3) 25% on January 25, 2010. The options granted are exercisable at $1.50 per share. Furthermore, the stock options granted under the Stock Option Plan are generally non transferable other than to a legal or beneficial holder of the options upon the option holder’s death. The rights to vested but unexercised options cease to be effective: (1) 18 months after death of the stock options holder; (2) 6 months after Change of Control of the Company; 12 months after loss of office due to health related incapacity or redundancy; or (5) 12 months after the retirement of the options holder from a position with AGI.

Of the options to purchase an aggregate of 200,000 shares of common stock that were granted, the following stock options have been granted to directors of the Company:

Name	Stock Options Granted	Position
Rauno Perttu	50,000	President & Chief Executive Officer, Director
Hon. Edward Lawson	50,000	Director
Richard Crofts	50,000	Director
Jeremy Caddy	50,000	Director

Recent Sales of Unregistered Securities

Subsequent to January 1, 2007

On January 22, 2007, per the terms of the Share Exchange Agreement entered into on same date, subject to certain regulatory approval, we agreed to issue up to 24,496,668 shares of our Common Stock to the AGI Shareholders.

On January 23, 2007 we completed a private placement for 200,000 units (the “Units”) at a price of $1.50 per Unit for aggregate gross proceeds of $300,000. Each Unit consists of one share of our Common Stock and one warrant (the “Warrant”) entitling the holder to purchase one share of our Common Stock at an exercise price of $2.50 per share for a period of one year commencing from the date of purchase.

Fiscal year ended December 31, 2006, 2005 and 2004

Information regarding our sales of our unregistered securities for the fiscal years ended December 31, 2006, 2005 and 2004, has been previously furnished in our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of PowerLinx, Inc., or executive officers of PowerLinx, Inc., and transfer was restricted by PowerLinx, Inc., in accordance with the requirements of the Securities Act of 1933, as amended. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Current Report that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Current Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Actions of regulatory agencies, changes in regulations and in interpretation of regulations;

2. Our ability to raise appropriate capital within expected time periods;

3. Commodity price fluctuations;

4. Availability of goods and services; and

5. Variations in geological conditions.

All written and oral forward-looking statements made in connection with this Current Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operation

Based upon the net proceeds of $300,000 we received in connection with the January 23, 2007 private placement we believe we can satisfy our core cash requirements in terms of maintaining our interest in the Basin Gulch Property for the next 12 months. In addition, we have taken steps to negotiate a settlement with Dutch Mining LLC with respect to a loan receivable of $400,000 that is due and payable to AGI. While we have sufficient funds to conduct the April 2007 work phases of further drilling and assaying, and completion of the mine plan on the Basin Gulch Property, we will require additional financing in order to complete the work associated with the projected cost to initial production, totaling estimated at $6,850,000. The entire estimated costs of our plan for mining operations, assuming the diatreme targets for the Basin Gulch property are $21,850,000. See Section 2.01 entitled “Projected Costs for Plan of Mining Operations.”

Basin Gulch Management

Aultra Gold’s Basin Gulch project in place in Montana is scheduled for early development, with the first work planned for this coming 2007 spring. Although Basin Gulch contains an open-ended bulk-tonnage gold/silver system that contains well in excess of a million ounces, with outstanding high-grade exploration targets untested, the current rules in Montana mean that a large-scale open pit gold mine will be too difficult to permit. Several local higher grade targets were discovered in the previous exploration of the property. These can be permitted and developed in a short period of time, especially under the small miners provisions in Montana. In addition, the property contains excellent targets for bulk high-grade gold/silver ore within a nested diatreme complex and along associated structures. These targets will be systematically explored. Outlined below is AGI’s planned staged development of the Basin Gulch property. The initial reserves can be mined under Montana’s small mine provisions, so permitting can be completed in weeks instead of years.

Our officers and directors will handle our administrative duties with the help of three consultants as discussed below. Mr. Rauno Perttu, our CEO, has more than 35 years in economic geology and management. He discovered and explored the Basin Gulch property. AGI recently retained Mr. David Hembree as an additional experienced mining geologist with underground management experience. As needed, Mr. Hembree will be supported by a younger field geologist, Mr. Brian Perttu, currently employed by AGI.

The contractor who will initially develop the drift into the first high-grade zone on the Basin Gulch property was Mr. William R. Hansen, a veteran mining engineer who graduated from the school of mines in nearby Butte, Montana. Mr. Hansen has his own drilling company and contract underground mining business. He is familiar with Basin Gulch and is experienced with Montana’s regulations and regulators. He brings his own experienced miners, which is a major advantage in today’s tight mining labor market. Both Mr. Perttu and Mr. Hansen know and can quickly bring in key consultants who are very knowledgeable and respected in the region, if needed.

Under Montana’s regulations, development at Basin Gulch will be initiated through a step by step process beginning with a Small Miner’s exclusion that will allow the adit (i.e. horizontal mine entry) to be started within a few weeks time after the application is filed.

As a result of the Exchange Agreement, (i) AGI became our wholly-owned subsidiary, and (ii) we succeeded to the business of AGI, which was formed in January 2006, as our sole business. Our results of operations for the fiscal year ended December 31, 2006 are set forth on the audited financial statements filed as part of this Annual Report. This discussion and analysis should be read in conjunction with the financial statements and notes, and financial statements and notes, included with this Annual Report.

Cost and revenue assumptions—Basin Gulch

The focus of our above described Plan of Mining Operations is aimed at the exploitation of a high-grade breccia zone, with the following cost and revenue assumptions pertaining to the Basin Gulch property:

Phase A)   2,000 tons at 2 ounces per ton and 2,000 tons at 0.5 ounce per ton (“opt”): 5,000 ounces mined over 4 months at cost of $750,000 for portal and development, and $150 per ton mining cost. Gross revenues are projected at $2.5 million, with associated costs of $1.35 million.

Phase B)     Continuation of the drift to a secondary diatreme 200 feet beyond the breccia: 2 months; mine 20,000 tons at 0.4 opt over 8 months: 8,000 ounces at $500 per ounce equating to $4 million at a cost of $3 million.

Phase C)     Starting summer of 2007, drilling is planned in nearby known target areas of high-grade mineralization for additional underground reserves & if blocked out, these will be developed as soon as possible with mining crews.

Phase D)   Also starting 2007, permitting activities are to be conducted for a series of small sequential cuts in an advancing mine front, with corresponding sequential reclamation to minimize environmental disturbance. Initial near-surface areas have about 3 million tons at 0.04 recoverable opt, or 150,000 ounces. At projected 2,000 tons of production per day mining rates, and 250 days per year, we project production of 20,000 ounces per year for 6 years. At $500 per ounce, we project revenues of $10 million per year, with $5 million per year in associated costs. Permitting for this stage could take an additional 1 to 3 years, but AGI’s exploration of identified and potential high-grade zones may find sufficient new high-grade underground reserves to allow continuous operations. While some of the projected Phase A and Phase B production volumes and grades are estimates, the much larger Phase D reserves are based on a large number of trenches and pattern drill holes. AGI also plans to drill deep diatreme targets early. If a large high-grade “boiling zone” deposit is discovered, it will be incorporated into the development plans.

Until we realize production from the Basin Gulch Property we will not generate significant revenues and may not be successful. If we can not generate sufficient revenues to continue operations, we will be forced to suspend or cease operations.

Limited Operating History- Need for Additional Capital

There is limited historical information about us upon which to base an evaluation of our performance. We are at an exploration stage operation and have had limited revenues. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise. We believe cash from operations and cash equivalents will be sufficient to meet core operational cost requirements for the next 12 months, but we must raise approximately $3.5 to $5 million in planned equity financing and three trenches of $5 million each in debt financing over the next three years in order to carry-out our Plan of Operations as discussed further above.

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations.

Results of Operations for the Period from Inception through December 31, 2006

We have not earned any revenues from our incorporation on January 26, 2005 to December 31, 2006.  We do not anticipate earning revenues unless we enter into commercial production on the Conglin Property, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

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

General and Administrative Expenses

General and administrative expense consisted of accounting and professional fees and other general expenses. General and administrative expenses for the for the fiscal year ended December 31, 2006 were $65,716, as compared to $50,106 for the period from inception on January 20, 2005 to December 31, 2005. The primary reason for the increase in general and administrative expenses was professional fees.

Net income (loss) for the fiscal year ended to December 31, 2006 was a loss of ($65,585), as compared to a net loss of $50,106 for the period from inception on January 20, 2005 to December 31, 2005.

Liquidity and Capital Resources

At December 31, 2006, our cash was $58 and we had currently liabilities of $28,641. Since our inception on January 20, 2005, to the end of the period ended December 31, 2006, we have incurred a loss of $115,691. We attribute our net loss to having no revenues to offset our operating expenses. Net cash used in operating activities was $6,429 for the period ended December 31, 2006. At December 31, 2006, we had an accumulated deficit of $50,106.

From our inception on January 20, 2005 to the end of the period December 31, 2006, net cash provided by financing activities was $3,260,833, which primarily derived from loans made to our company and partially derived from the issuance and sales of our common stock. For the period ended December 31, 2006, net cash used in investing activities was $3,250,000, resulting from our agreements made pursuant to the Liverpoole Share Exchange Agreement and accompanying agreements. As further explained above, pursuant to the terms of the Release Agreement dated December 8, 2006, we abandoned the strategy of acquiring and licensing of online gaming technologies. As more fully described above, we are now solely engaged in the business of acquiring and exploring gold and mineral properties with proven and probable reserves principally located in Nevada and Montana, USA, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

We believe cash flow from operations and cash and cash equivalents will be sufficient to meet its core operational requirements for the next 12 months, but we will also be required to raise additional working capital to fund our Plan of Mining Operations of approximately $3.5 to $5 Million in planned equity financing and three trenches of $5 Million each in debt financing over the next three years in order to carry-out the Plan of Operations as discussed further above.

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current Plan of Mining Operations in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new properties, the depletion of our working capital would be accelerated. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or funding from joint-venture or strategic partners, debt financing or term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the period from January 20, 2006 (inception) to September 30, 2006, contained in this Current Report. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Revenue Recognition

Revenue is recognized when the product is shipped to a customer, or in the limited circumstances, at destination, when terms provide that title passes at destination. Estimated amounts for sales returns and allowances are recorded at the time of sale.

Recent Accounting Pronouncements

FASB Interpretation No 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) was issued in March 2005 and clarifies the accounting prescribed in SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires the recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated, even though uncertainty exists as to the timing and method of settlement. Management is currently evaluating the requirements of FIN 47 and has not yet determined the impact on the financial statements.

FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), was issued in July 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The Company will be required to adopt FIN 48 in the first quarter of fiscal 2008. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. The Company will be required to recognize the funded status of benefit plans and adopt the new disclosure requirements effective August 31, 2007. The Company will be required to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position effective August 31, 2009. Management is currently evaluating the requirements of SFAS 158, but based on the current funded status of the plans, management does not anticipate SFAS 158 will have a material impact on the Company's financial statements.

ITEM 7.	FINANCIAL STATEMENTS.

AULTRA GOLD INC.

(Formerly New World Entertainment Corp.;
Formerly Morningstar Industrial Holds Corp.;
Formerly Katie Gold Corp.)

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aultra Gold Inc (Formerly New World Entertainment).

We have audited the accompanying balance sheet of Aultra Gold Inc (Formerly New World Entertainment). as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aultra Gold Inc (Formerly New World Entertainment). as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1C to the financial statements, the Company’s net losses as of December 31, 2006 and its limited operations and sources of revenues raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 30, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

Aultra Gold Inc.
(Formerly New World Entertainment Corp.; Formerly Morningstar Industrial Holds Corp.; Formerly Katie Gold Corp.)
Balance Sheet
As at December 31, 2006
(Stated in United States Dollars)

	December 31	December 31
	2006	2005
	$	$

A S S E T S

Current Assets
Cash	58	48,381
Interest receivable and prepaids	225	331
Notes Receivable	3,250,000	0
Total Current Assets	3,250,283	48,712
Fixed Assets	0	0
Total Assets	3,250,283	48,712

L I A B I L I T I E S A N D S T O C K H O L D E R S ‘ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	28,641	22,318
Total current liabilities	28,641	22,318

Long-Term Liabilities
Loans	3,250,000	0

Total Liabilities	3,278,641	22,318

S H A R E H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 82,233,333 shares issued and outstanding (71,400,000 in 2005 (note 7(a))	82,233	71,400
Accumulated deficit in the exploration state (January 25, 2005 to December 31, 2006)	(115,691)	(50,106)
Additional paid-in capital	5,100	5,100

Total shareholders’ equity	(28,358)	26,394
Total liabilities and shareholders’ equity	3,250,283	48,712

Approved by the Board of Directors:
/s/ Rauno Perttu	/s/ Baljinder Bhullar
Director	Director

See notes to financial statements

Aultra Gold Inc.
(Formerly New World Entertainment Corp.; Formerly Morningstar Industrial Holds Corp.; Formerly Katie Gold Corp.)
Statement of Operations and Deficit
From inception on January 25, 2005 to December 31, 2006
(Stated in United States Dollars)

	December 31	December 31
	2006	2005
	$	$

REVENUE	131

Expenses
Filing Fees	1,600	706
Travel	5,236	0
Shares issued in lieu of payment for interest	10,833	0
Mineral property option payments	0	5,000
Mineral property expenditures	9,240	20,125
Office and sundry	1,484	101
Professional fees	36,575	23,000
Transfer agent	748	1,174

Loss for the period	(65,585)	(50,106)

Deficit - beginning of the period	(50,106)	-

Deficit - end of period	(115,691)	(50,106)

Loss per shares - basic and diluted	(0.0016)	(0.02)

Weighted Average Number of Shares Outstanding	72,939,346	3,114,137

See notes to financial statements

Aultra Gold Inc.
(Formerly New World Entertainment Corp.; Formerly Morningstar Industrial Holds Corp.; Formerly Katie Gold Corp.)
Statement of Cash Flows
From inception on January 26, 2005 to December 31, 2006
(Stated in United States Dollars)

	December 31	December 31
	2006	2005
	$	$

Cash flows from operating activities
Loss for the period	(65,585)	(50,106)

Changes in:
Interest receivable and prepaid expenses	106	(331)
Accounts payable and accrued liabilities	6,323	22,318
Net cash used in operating activities	6,429	21,967

Cash flows from investing activities
Investments	(3,250,000)	0
Cash used in investing activities	(3,250,000)	0

Cash flows from financing activities
Share capital issued for cash	10,833	71,400
Loans	3,250,000	0
Additional paid-in capital	0	5,100
Net cash received from financing activities	3,260,833	76,500

Net increase in cash	(48,323)	48,381
Cash - beginning of period	48,381	0
Cash - end of period	58	48,381

See notes to financial statements

Aultra Gold Inc.
(Formerly New World Entertainment Corp.; Formerly Morningstar Industrial Holds Corp.; Formerly Katie Gold Corp.)
Consolidated Statements of Stockholders’ Equity
From inception on January 26, 2005 to December 31, 2006
(Stated in United States Dollars)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
		$	$	$	$

Opening balance, January 26, 2005	-	-	-	-	-

Common shares issued for cash at $0.00005 per share, February 9,2005	30,000,000	30,000	(28,500)	-	1,500

Common shares issued for cash at $0.00005 per share, February 17,2005	30,000,000	30,000	(15,000)	-	15,000

Common shares issued for cash at $0.00005 per share, March 7,2005	11,000,000	11,000	44,000	-	55,000

Common shares issued for cash at $0.0125 per share, April 8,2005	400,000	400	4,600	-	5,000

Net (Loss) for the year	-	-		(50,106)	(50,106)
Balance, December 31, 2006	71,400,000	71,400	5,100	(50,106)	26,394

Shares issued in lieu of payment for interests on promissory notes, May 2006	10,833,333	10,833	-	-	10,833

Net (Loss) for the period	-	-		(65,585)	(65,585)
Balance, December 31, 2006	82,233,333	82,233	5,100	(115,691)	(28,358)

See notes to financial statements

Aultra Gold Inc.
(Formerly New World Entertainment Corp.; Formerly Morningstar Industrial Holds Corp.; Formerly Katie Gold Corp.)
Notes to Financial Statements
December 31, 2006
(Stated in United States Dollars)

1. Nature of Operations

a)	Organization

Aultra Gold Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 26, 2005 as Katie Gold Corp. and it was primarily engaged in the acquisition and exploration of mining properties until April 2006. The Company’s fiscal year end is December 31.

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

On December 7, 2006, a Certificate of Amendment was filed with the Secretary of State in Nevada to change the name of the Company from New World Entertainment Corp. to Aultra Gold Inc. The Nevada Secretary of Stated declared the amendment effective on January 18, 2007. Refer to Note 5.

b)	Change of Business

On April 26, 2006, the Company filed Articles of Merger with the Secretary of State in Nevada to change its name from Morningstar Industrial Holdings Corp. and underwent a change in management and direction and was involved in the acquisition and licensing of online gaming technologies.

On May 12, 2006 the Company entered into a share exchange agreement with Liverpoole Inc., a privately-owned corporation organized under the laws of Antigua, for the acquisition of all of the issued and outstanding shares of Liverpoole in exchange for 25,000,000 shares of the Company, upon completion of the agreement. In connection therewith, in order to secure the right to enter into such agreement with Liverpoole, the Company entered into an agreement with World Mobile Network Corp., a publicly-held corporation, pursuant to which, upon the completion of the agreement, World Mobile Network Corp. agreed to assign its exclusive right to acquire Liverpoole to the Company in exchange for 20,000,000 shares of the Company. As of December 31, 2006, these agreements have not been finalized. Refer to Note 5

c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred a net loss of $115,691 for the period from January 26, 2005 (inception) to December 31, 2006 and has revenues for $131. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

d) Share Exchange Agreement with Liverpoole Inc.

On May 12, 2006 the Company entered into a share exchange agreement with Liverpoole Inc., a privately-owned corporation organized under the laws of Antigua, for the acquisition of all of the issued and outstanding shares of Liverpoole in exchange for 25,000,000 shares of the Company, upon completion of the agreement. In connection therewith, in order to secure the right to enter into such agreement with Liverpoole, the Company entered into an agreement with World Mobile Network Corp., a publicly-held corporation, pursuant to which, upon the completion of the agreement, World Mobile Network Corp. agreed to assign its exclusive right to acquire Liverpoole to the Company in exchange for 20,000,000 shares of the Company. As of December 31, 2006, these agreements have not been finalized. Refer to Note 5.

2. Significant Accounting Policies

a) Basis of Accounting

These financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in United States. The Company has elected a December 31 year-end. Summarized below are those policies considered particularly significant to the Company.

b) Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities as at the date of the financial statements, as well as the reported amounts of revenues earned and expenses incurred during the period. Actual results could differ from those estimates.

c) Financial Instruments and Financial Risk

The Company’s financial instruments consists of cash, prepaid expenses, investments, accounts payable and accrued liabilities, the fair values of which approximate their carrying amounts due to the short-term nature of these instruments.

d) Cash

For the purposes of the statement of cash flows, the company considers all funds held in its bank accounts and funds held in trust by third parties as cash.

e) Investment in mining properties

Prospecting and exploration costs incurred in the search for new mineral properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned. As of December 31, 2006 there were no geologic areas under production.

f) Loss per Share

Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not disclosed as it is anti-dilutive.

g) Management’s Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

h) Loan Agreement

On May 3, 2006, the Company entered into a $3,250,000 secured Loan Agreement (the “Loan Agreement”) with 555 Holdings LLC, Nevada limited liability company, and Global Developments Inc., a Nevada company (collectively the “Lenders”), pursuant to which Loan Agreement the Company issued $3,250,000 in aggregate principal amount of promissory notes (collectively the “Notes”) to the Lenders. In lieu of the interest on the Notes, the Company agreed to simultaneously with the issuance of the Notes to issue three and one third shares of common stock, $0.001 par value per share (the “Common Stock”), of restricted stock of the Company for every dollar loaned by the Lenders, amounting to 10,833,333 shares of Common Stock (the “Shares”). The issuance of the Note was exempt from registration requirements of the Securities Act of 1933 (the “Securities Act”) pursuant to Section 4(2) of such Securities Act and/or Regulation D promulgated thereunder based upon the representations of the Investor that it is an “accredited investor” (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sales of the securities.

On May 30, 2006 the Company entered into an un-secured Loan Agreement with Liverpoole Inc., a privately-owned corporation organized under the laws of Antigua for $3,250,000. Such Loan Agreement is for a 1 (one) year term commencing on May 30, 2006 with an annual interest of 7 (seven) percent. Refer to note 5.

i) Share Capital

Share capital issued for non-monetary consideration is recorded at an amount based upon fair market value as estimated by management.

j) Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS No. 130). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. It includes all changes in equity during a period except from those resulting from investments by owners and distributions to owners.

k) Income taxes

Deferred Income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

l) Stock based compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 for “Accounting for stock-based compensation” and related interpretations. The company currently has no stock options outstanding.

m) Asset retirement obligations

Asset retirement obligations requires recognition of a legal liability for obligations relating to retirement of property, plant and equipment, and arising from the acquisition, construction, development, or normal operation of those assets. Such asset retirement cost, must be recognized at fair value, when a reasonable estimate of fair value can be estimated, in the period in which it is incurred, added to the carrying value of the asset, and amortized into income on a systematic basis over its useful life.

As at December 31, 2006, the Company does not have any asset retirement obligations.

3.	Share Capital

a)	Details of share capital are as follows:
Authorized: 500,000,000 common shares with a par value of $.001
	Number of
	Shares	Amount
		$
Issued:
Balance - inception January 26, 2005	-	-
Common Shares issued	71,400,000	71,400
Shares issued in lieu of promissory note	10,833,333	10,833
Balance - December 31, 2006	82,233,333	82,333

b)	Refer to note 10.

4. Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2006
$
Net loss for the year	(65,585)
Total income taxes	-

The Company has non-capital losses of approximately $65,585, which are available to reduce future taxable income in Canada and which expire in 2026. Subject to certain restrictions the Company also has mineral property expenditures of approximately $9,240 available to reduce taxable income in future years. The Company has not recognized any future benefit for these tax losses and resource deductions, as it is not considered likely that they will be utilized.

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date
2005	$24,981	2025
2006	$56,345	2026
Total income tax operating loss carry forward	$81,326

5. Subsequent Events

In addition to items disclosed elsewhere in these notes, the following occurred during the period subsequent to December 31, 2006:

•
On January 22, 2007, the Company entered into a definitive Share Exchange Agreement (the “Agreement”) with Strategic Minerals Inc., a Nevada corporation, Aultra Gold Inc. (fka Dutch Mining (Canada) Ltd.) (“AGI”), a company formed under the laws of the Province of British Columbia, and certain other shareholders of AGI. Pursuant to the Agreement, which is subject to certain regulatory approval, the Company agreed to acquire 100% of the outstanding equity of AGI from the stockholders of AGI (the “AGI Shareholders”) in exchange for the issuance by the Company to the AGI Shareholders of one share of common stock, $0.001 par value (the “Common Stock”), of the Company for each issued common share of AGI (the “Acquisition”). Therefore, subject to certain regulatory approval, the Company shall be required to issue 24,496,668 shares of Common Stock to the AGI Shareholders (the “Consideration Shares”) and there will be approximately a total of 106,730,001 shares of Common Stock issued and outstanding subsequent to the Acquisition. AGI was incorporated on January 20, 2006 in Canada under the Business Corporations Act of British Columbia. AGI’s main business is acquiring and exploring gold and mineral properties with proven and probable reserves principally located in Nevada and Montana, USA, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

•
On January 23, 2007, the Company entered into a Private Placement Agreement with 555 Holdings LLC, a Nevada limited liability company (“555 LLC”), whereby it sold 200,000 units (each a “Unit”, and collectively the “Units”) to 555 LLC at a price of $1.50 per Unit, for gross proceeds of $300,000. Each Unit consists of one share of Common Stock of the Company and one non-transferable Common Stock purchase warrant (a “Warrant”). Each Warrant will entitle 555 LLC to purchase one share of the Common Stock of the Company for a period of one year commencing from the Closing Date at an exercise price of $2.50 per share.

•	Effective January 22, 2007, all management and directorship changed.

•	Effective January 22, 2007, termination of the May 3, 2006 Loan Agreement for $3,250,000 with 555 Holdings LLC.

•	Effective January 22, 2007, termination of the May 12, 2006 Share Exchange Agreement with Liverpoole Inc. and World Mobile Network Corp.

6. Recent Accounting Pronouncements

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This standard established how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard becomes effective for any financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its financial statements.

In April 2003, the FASB issued SFAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under SFAS no. 133 “Accounting for Derivative Instruments and Hedging Activities” entered into after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46(“FIN 46”), “Consolidation of Variable Interest Entities”. This interpretation gives guidance that determines whether consolidation of a Variable

Interest Equity is required and is effective for all variable interest entities with which the Company becomes involved beginning in February 2003, and all pre-existing entities beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

In November 2002, the FASB issued SFAS interpretation No. 45 (“FIN 45”), its Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others”. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement is to be applied on a prospective basis to guarantees issued or modified after December 31, 2005. Disclosure requirements are effective for financial statements of both interim and annual period that end after December 15, 2002. The Company has no guarantees to unaffiliated third parties and therefore the adoption of FIN 45 had no impact on its financial statements.

In June 2002, the FASB issue SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This standard addresses the recognition, measurement and reporting of costs that are associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had no impact on the Company’s financial statements.

Approved by the Board of Directors:
/s/ Rauno Perttu	/s/ Baljinder Bhullar
Director	Director

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm.

(i) As of August 31, 2006, the Company elected to engage Moore & Associated, Chartered, the new accountant, in place of Telford Sadovnick P.L.L.C., the former accountant.
(ii) The company was first known as Katie Gold Corp. On March 21, 2006 the Company changed its name to Morningstar Industrial Holdings Corp. by certificate of Amendment. On April 26, 2006 by Articles of Merger, the Company merged with a private Nevada company named New World Entertainment Corp. and assumed that name. Telford Sadovnick P.L.L.C. issued a Report of Independent Public Accounting Firm on the financial statements of Katie Gold Corp. for the period January 26, 2005 (inception) to December 31, 2005. During the period that Telford Sadovnick P.L.L.C produced its report on the financial statements there did not contain any adverse opinion or a disclaimer of opinion, and there was nothing qualified or modified as to the uncertainty, audit scope, or accounting principles. In the auditor’s report Telford Sadovnick P.L.L.C. expressed doubt about our ability to continue as a going concern.
(iii) The decision to change accountants was approved by the board of directors.
(iv) During the period of engagement between the company and Telford Sadovnick P.L.L.C. there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Telford Sadovnick P.L.L.C., would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

The Company has authorized Telford Sadovnick P.L.L.C. to respond fully to any inquiries from Moore & Associates, Chartered, the Company’s subsequently engaged independent registered public accounting firm (as discussed below), regarding the material weaknesses discussed above.

The Company has provided Telford Sadovnick P.L.L.C. with a copy of the above disclosures. The Company has requested Telford Sadovnick P.L.L.C. to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not Telford Sadovnick P.L.L.C. agrees with the statements made herein above and, if not, stating in which respects Telford Sadovnick P.L.L.C. does not agree. A copy of such letter was filed as Exhibit 16.1 to the Company’s Current Report filed with the SEC on Form 8-K on September 8, 2006.

New independent registered public accounting firm.

Moore & Associates, Chartered, the new independent accountant, has been engaged as the principal accountant to audit our financial statements. The date of such engagement is August 31, 2006. We (or someone on our behalf) have not consulted with Moore & Associates, Chartered regarding:

(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant’s financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or
(ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-B and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-B).

ITEM 8A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that could significantly, or are reasonably likely to materially affect, our affect internal controls over financial reporting that occurred during the our fiscal quarter ended December 31, 2006.

ITEM 8A (T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table sets forth information regarding our directors and executive officers as of March 31, 2007, who became our directors and executive officers following the acquisition of AGI:

Name	Age	Position	Director Since
Rauno Perttu (1)	61	President, Chief Executive Officer and Director	January 2007
Hon. Edward Lawson (1)	76	Director	January 2007
Richard Crofts (1)	68	Director	January 2007
Baljinder Bhullar (2)	37	Chief Financial Officer and Director	March 2007
Jeremy Caddy (2)
Robert Biagioni (3)
Michelle Dobson (4)
Victoria Jean Arnott (5)

(1) On January 22, 2007, effective with the acquisition of AGI, the indicated directors and/or officers of the Company were appointed to the respective positions.

(2) On March 22, 2007 Jeremy Caddy resigned as our director and Ms. Baljinder Bhullar was appointed as a member of our board of directors to fill the corresponding vacancy created.
(3) Resigned as the Company’s CEO, President and director on March 31, 2006.
(4) Appointed as the CEO, President, CFO and sole director of the Company on April 1, 2006. Subsequently, Ms. Dobson resigned as the Company’s CEO, President, CFO and sole director on January 22, 2007.
(5) Ms. Arnott resigned as Secretary, Treasurer and director of the Company effective as of April 6, 2006.

Set forth below is a biographical description of each director and senior executive officer of the Company and AGI based on information supplied by each of them.

Rauno Perttu - President and Chief Executive Officer, Director

Mr. Rauno Perttu age 61, has agreed to act as the President, Secretary and Director of the Company effective January 22, 2007. An academically distinguished geologist with a M.S. in Geology, Mr. Perttu is a registered Engineering Geologist in Oregon who has held senior positions with some of North America’s leading resource companies. At the Kennecott Corporation, he initially worked as a senior geologist, was later promoted to Coal Manager, and then to Director of Business Development. Before Kennecott, Mr. Perttu held senior geologist positions at Gulf Minerals, Resources International, and Pacific Power and Light Company. For the last 20 years, he has worked as a consultant, initiating and managing exploration and development programs in North America, Chile, Columbia, and Venezuela. He has been involved in the discovery of gold and silver deposits in Montana, Utah, and Nevada. He has 36 years of experience in economic geology. He has evaluated companies for acquisition and commodities for diversification. He has worked internationally in all phases of mineral and metals exploration, evaluation, and development. Mr. Perttu has managed modest sized to major projects and programs from the initial conceptual stage through all the subsequent steps, including discovery, acquisition, and determination of economic feasibility, development and production. This background has given him experience in, not only the technical, but also the business aspects of the mineral industry.

Hon. Edward Lawson - Director.

The Honorable Edward M. Lawson has served in the Federal Parliament of Canada for thirty-three years, as the senior senator representing British Columbia. He has sat as an Independent member of the Senate and resides with his wife Beverley in Vancouver, B.C.

Senator Lawson had a parallel career for forty years as a Trade Union Representative with the International Brotherhood of Teamsters serving in a variety of capacities, starting as a Business Agent on Construction. He was elected and re-elected for more than twenty years as an International Vice-President representing working men and women in North America. As a founding Director of the Canadian Conference of Teamsters, Senator Lawson served in that position for fourteen years. In recognition of his service, Senator Lawson was awarded the James R. Hoffa Lifetime Achievement Award presented in 2003 at the 100th anniversary of the International Brotherhood of Teamsters in Washington, D.C. He retired from the Labor movement in January 1992 and now devotes his full time to his Senatorial duties.

Senator Lawson serves as a director of a number of Canadian Companies. Most notably, for more than twenty-six years, he served on the board of Northwest Sports, which operates the Vancouver Canucks hockey team in the NHL. Senator Lawson is also one of the founding members of the Vancouver Police Foundation.

Throughout his career, Senator Lawson has been active in many charitable and community organizations throughout North America, including Variety Club, Lions Society, Zajac Foundation and Child Help U.S.A. to name a few. Considered a humorist, Senator Lawson, as a result of his long-standing hobby of writing and performing humor, enjoys sharing it with others.

Richard Crofts - Director

Richard Crofts is a resident of France and the United Kingdom.  Richard Crofts is originally from Edinburgh, yet his years in the financial services field have taken him through out the world. The majority of Richard's experience has been in Risk and Insurance related business as well as Mergers and Acquisitions. Throughout his professional career, he has sat on the Board of Directors for several European companies in the Insurance/Reinsurance Credit and Financial Products industries. He has also advised numerous Gas, Oil and Mining ventures, primarily with respect to insurance risk and credit.

In 2001, Richard founded Euramca SA, a private insurance consulting firm based out of Paris, France.  In October 2003, Richard was appointed to the Board of Directors of the Benjamin Rothschild Reinsurance Group.  In late 2004, he co-founded Groupe PARI, an insurance and reinsurance consultancy firm based out of Paris, France and Algiers, Algeria. Richard Crofts was appointed to the board of Global Developments in November 2006.

Baljinder Bhullar - Chief Financial Officer and Director

Ms. Bhullar has her designations in accounting as a Certified General Accountant and risk management. She has over sixteen years of extensive experience in accounting, finance and risk management. Her previous role was with the largest Port Authority in Canada where Ms. Bhullar managed the corporate insurance program. Her duties ranged from determining the insurance requirements, negotiating contracts and policies, and brokering requests for proposals, to corporate financial modeling, analysis and reporting, and systems implementation. As past President for the BC Risk and Insurance Management Association, Ms. Bhullar has successfully increased the visibility and exposure of the risk management industry in Vancouver and in British Columbia.

Board Committees:

At this time, the board has no committees, including an audit, nominating or compensation committee, but the Company intends to create such committees sometime during the fiscal year ending December 31, 2007. Furthermore, our Board of Directors intends to form an Audit Committee based on the following terms.

Members of our audit committee will serve for a term or terms as determined by our Board of Directors. The purpose of the Audit Committee of the Board of Directors of the Company will be to provide assistance to the Board in fulfilling its responsibility relating to oversight of corporate accounting, reporting practices of the Company, the quality and integrity of the financial reports of the Company, the Company's compliance with legal and regulatory requirements, the qualifications and independence of the Company's independent auditors and the performance of the Company's independent auditors and internal audit function. The Committee shall maintain free and open communication between the directors, the independent auditors, the internal auditor and the financial management of the Company.

The Committee shall be composed of at least three directors who are independent of the management of the Company and are free of any relationship that, in the opinion of the Board of Directors, would interfere with their exercise of independent judgment as Committee members. All members of the Committee must have a working familiarity with basic finance and accounting practices and shall meet the independence, experience and expertise requirements of the New York Stock Exchange and other applicable laws and regulations (including SEC Rule 10A-3). At least one member of the Committee must have accounting or related financial management expertise as defined by the Securities and Exchange Commission (the "SEC") and, in the judgment of the Board of Directors, be capable of serving the functions expected of an audit committee financial expert.

Nominating Committee

At this time, our board of directors does not have a nominating committee. Since the filing of our annual report for the fiscal year ended December 31, 2005, there have not been any material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Family Relationships

There are no family relationships among any of our officers or other directors

Compliance With Section 16(A) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act, as of December 31, 2006:

Name & Relationship	Number of Late Reports	Transactions not Timely Reported	Known Failure to File a Required Form

Robert Biagioni	3	3	0
Michelle Dobson	1	1	1
Victoria Jean Arnott	3	3	0

Code of Ethics

As of the date of this Annual Report, the Company has not adopted a Code of Ethics (the “Code of Ethics”) applicable to the Company’s principal executive, financial and accounting officer or persons performing similar functions. The Company intends to adopt the Code of Ethics sometime in the second calendar quarter of 2007.

ITEM 10:	EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of Company’s chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2006. None of the Company’s officers received compensation in excess of $100,000 during any of the year ended December 31, 2006.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Robert Biagioni CEO, President and Director(2)	2006	0	--	--	--	--	--	--	0
Michelle Dobson CEO, President and Director(3)	2006	0	--	--	--	--	--	--	0
Rauno Perttu CEO, President and Director(4)	2006	-	--	--	--	--	--	--	-

(1) With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment, none of the named executive received any other compensation, perquisites or personal benefits in excess of $10,000.

(2) Resigned as the Company’s CEO, CFO, President and sole Director on March 31, 2006.

(3) Appointed as the CEO, CFO, President and Director of the Company on April 1, 2006. Subsequent resigned as the Company’s CEO, CFO, President and sole Director on January 22, 2007.

(4) Appointed as the CEO, President and Director of the Company on January 22, 2007.

The following table sets forth the compensation earned by the Company’s Chief Executive Officer during the fiscal year ended December 31, 2005, and other executive officers whose annual compensation exceeded $100,000 during any of the fiscal year ended December 31, 2005. None of the Company’s officers received compensation in excess of $100,000 during fiscal year ended December 31, 2005.

		Annual Compensation		Long-term compensation		Payouts
Name & Principal Position	Year	Salary $	Bonus $	Restricted Stock Awards	Number of Options	LTIP payouts ($)	All other Compen sa- Tion ($)

Robert Biagioni	2005	0	0	0	0	0	$0
CEO, President and Director (1)

(1) Resigned as the Company’s CEO, President and sole Director on March 31, 2006.

The following table sets forth information concerning the total compensation that AGI has paid or that has accrued on behalf of AGI’s chief executive officer and other executive officers with annual compensation exceeding $100,000 from inception on January 20, 2006 to December 31, 2006.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Rauno Perttu CEO, President and Director	2006	120,000	--	--	--	--	--	--	120,000

(1) With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment, none of the named executive received any other compensation, perquisites or personal benefits in excess of $10,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of the end of our fiscal year ended December 31, 2006, we did not adopt a form of an incentive stock option plan.

Employment and Consultancy Agreements

On January 31, 2006, AGI entered into an Employment Agreement (the “Employment Agreement”) with Mr. Rauno Perttu to employ Mr. Perttu as its CEO and President. On January 22, 2007, AGI was acquired by the Company pursuant to the terms of the Agreement. In connection with this acquisition, Mr. Perttu agreed to serve as the CEO, President and a director of the Company under the terms of the Employment Agreement and will be compensated for the provision of such services to the Company pursuant to the Employment Agreement. The following are the material terms of the Employment Agreement:

• Mr. Perttu is entitled receive an annual salary of $120,000 per year. The Employment Agreement provides for continuous employment without a set date of termination. AGI may terminate Mr. Perttu employment when Mr. Perttu shall reach such age as AGI’s Board of Directors determines as the appropriate retirement age for the senior employees of company. Mr. Perttu may terminate his employment with the company upon not less than 3 months notice. AGI also provides Mr. Perttu with Director’s Liability Insurance and contributes to his pension. Additionally, AGI may terminate Mr. Perttu’s employment agreement upon not less than 6 months notice. Pursuant to the Termination of Control protection, upon termination of Mr. Perttu employment due to a change of control of AGI, Mr. Perttu is entitled to severance pay. The severance pay is equal to three times the amount of Mr. Perttu’s compensation package, as further defined in the Employment Agreement.

The Company has not entered into any other employment agreements with any of its other officers or directors.

Director Compensation

The following table sets forth with respect to each named director, compensation information inclusive of equity awards and payments made in the fiscal year ended December 31, 2006.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g) (3)	Total ($) (h)
Robert Biagioni (1)	--	--	--	--	--	--	--
Michelle Dobson (2)	--	--	--	--	--	--	--

(1) Resigned as the Company’s CEO, President and sole Director on March 31, 2006.

(2) Appointed as the CEO, President, CFO and director of the Company on April 1, 2006. Subsequent resigned as the Company’s CEO, President, CFO and sole director on January 22, 2007.

(3) With the exception of reimbursement of expenses incurred by our directors during the scope of their services, none of the named executive received any other compensation, perquisites, personal benefits in excess of $10,000.

Currently, the Company’s directors that are non-officers of the Company do not receive a cash retainer annually nor do they receive any remuneration for attendance at a board meeting, other than reimbursement for travel expenses.

ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 31, 2007 with respect to the beneficial ownership of the Company's outstanding common stock following the acquisition of AGI by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Rauno Perttu (2)	5,000,000	5.22%
Edward Lawson (2)	500,000	0.52%
Baljinder Bhullar (2)	100,000	0.10%
Richard Crofts (2)	50,000	0.052%
Strategic Minerals Inc. (3)	20,000,000	20.86%
Aultra Gold Capital Inc. (4)	55,000,000	57.34%
All officers and directors as a group (4 persons)	5,650,000	5.89%

(1)
Applicable percentage ownership is based on 95,896,668 shares of common stock outstanding as of March 31, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of January 23, 2006 for each stockholder (assuming the acquisition of AGI and issuance of 24,496,668 shares of common stock to the AGI Shareholders). Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The address for these directors is 120 North 5th Street, Jacksonville Oregon 97530.
(3)	The address for this beneficial shareholder is 120 North 5th Street, Jacksonville Oregon 97530
(4)	The address for this beneficial shareholder is c/o Hallmark Bank & Trust Ltd., PO Box 656, Tropicana Plaza, Providenciales, Turks & Caicos Islands, British West Indies.

Equity Compensation Plan Information

 As of the end of our fiscal year ended December 31, 2006, we did not adopt a form of an incentive stock option plan.

2007 Stock Option Plan

As a collateral agreement to the Agreement, following the completion of the acquisition of AGI, the Company’s Board of Directors agreed to the adoption of the Stock Option Plan and ratified it on January 25, 2007 effective as of February 1, 2007 providing for the issuance of up to 5,225,000 shares of Common Stock of the Company to the officers, directors, employees and consultants of the Company and/or its subsidiaries. Pursuant to the Stock Option Plan, the Company granted options to purchase an aggregate of 200,000 shares of common stock at $1.50 per share to the newly appointed directors and officers that held options to purchase ordinary shares of AGI following the completion of the acquisition, as well as to the newly appointed directors and officers of the Company.

The principal terms and conditions of the stock options granted under the Stock Option Plan are that vesting of the options granted to Directors of the Company occurs in three stages: (1) 50% on January 25, 2008; (2) 25% on January 25, 2009; and (3) 25% on January 25, 2010. The options granted are exercisable at $1.50 per share. Furthermore, the stock options granted under the Stock Option Plan are generally non transferable other than to a legal or beneficial holder of the options upon the option holder’s death. The rights to vested but unexercised options cease to be effective: (1) 18 months after death of the stock options holder; (2) 6 months after Change of Control of the Company; 12 months after loss of office due to health related incapacity or redundancy; or (5) 12 months after the retirement of the options holder from a position with AGI.

Of the options to purchase an aggregate of 200,000 shares of common stock that were granted, the following stock options have been granted to directors of the Company:

Name	Stock Options Granted	Position
Rauno Perttu	50,000	President & Chief Executive Officer, Director
Hon. Edward Lawson	50,000	Director
Richard Crofts	50,000	Director
Jeremy Caddy	50,000	Director

ITEM 12:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Board Determination of Independence

Our board of directors has determined that Messrs. Edward Lawson and Richard Crofts are each “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).  Under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of the Company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the Company’s outside auditor. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent.

ITEM 13:	EXHIBITS.

Exhibit Number	Description

2.1
Share Exchange Agreement entered into by and among Aultra Gold, Inc. (fka New World Entertainment Corp.), Aultra Gold, Inc. (Canada), Strategic Minerals Inc. and the shareholders of Aultra Gold, Inc. (Canada) signatories thereto dated January 22, 2007. (4)

3(i).1	Aultra Gold, Inc. (fka New World Entertainment Corp.) Articles of Incorporation. (1)

3(i).2
Certificate of Amendment filed with the Secretary of State of Nevada to change the Company's name from Morningstar Industrial Holdings Corp. to New World Entertainment Corp., effective as of March 27, 2006. (2)

3(i).3	Certificate of Amendment filed with the Secretary of State of Nevada to change the Company's name from New World Entertainment Corp. to Aultra Gold, Inc., effective as of January 18, 2007. (3)

3(i).4	Certificate of Amendment filed with the Secretary of State of Nevada to increase the authorized common stock of the Company from 75,000,000 shares of common stock to 150,000,000 shares. (4)

3(i).4
Certificate of Correction filed with the Secretary of State of Nevada on March 26, 2007, setting forth that the Company actually increased its authorized common stock of the Company from 75,000,000 shares of common stock to 500,000,000 shares. (4)

3(ii).2	Aultra Gold, Inc. (fka New World Entertainment Corp.) Bylaws. (1)

10.1
Registration Rights Agreement entered into by and among Aultra Gold, Inc. (fka New World Entertainment Corp.), Aultra Gold, Inc. (Canada), Strategic Minerals Inc. and the shareholders of Aultra Gold, Inc. (Canada) signatories thereto dated January 22, 2007. (4)

10.2+	Rauno Perttu Executive Employment Agreement. (4)

10.3	Mining Lease Agreement entered into by and between Aultra Gold, Inc. (Canada) and Strategic Minerals Inc., dated May 31, 2006. (4)

10.4	Settlement and Release Agreement entered into by and among Aultra Gold, Inc. (fka New World Entertainment Corp.), World Mobile Network Corp. and Liverpoole, Inc., dated December 8, 2006. (4)

10.5	2003 Incentive Stock Option Plan. (4)

21.1	List of Subsidiaries.*

31.1	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.
+ Compensatory plan or arrangement.
(1) Incorporated by reference to the Company’s Registration Statement filed with the SEC on SB-2 on July 21, 2005.
(2) Incorporated by reference to the Company’s Current Report filed with the SEC on Form 8-K on April 11, 2006.
(3) To be filed by an amendment.
(4) Incorporated by reference to the Company’s Current Report filed with the SEC on Form 8-K on February 28, 2007.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants billed the following fees for the services indicated:

	Fiscal year-ended	Fiscal year-ended
	December 31, 2006*	December 31, 2005

Audit fees	$3,000	$4,000
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	15,600	7,200

* Moore & Associates billed us $5,000 during the fiscal year ended December 31, 2006.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.  All other fees relate to professional services rendered in connection with the audit and review of financial statements included in our Current Reports on Form 8-K, Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB filing and amendments.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Aultra Gold, Inc.

Dated: April 13, 2007	By:	/s/ Rauno Perttu
Name: Rauno Perttu Title: Chief Executive Officer

Dated: April 13, 2007	By:	/s/ Baljinder Bhullar
Name: Baljinder Bhullar Title: Chief Financial Officer and acting Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rauno Perttu Rauno Perttu	Chief Executive Officer, President and Director	April 13, 2007

/s/ Baljinder Bhullar Baljinder Bhullar	Chief Financial Officer, acting Principal Accounting Officer and Director	April 13, 2007

/s/ Edward Lawson Hon. Edward Lawson	Director	April 13, 2007

/s/ Richard Crofts Richard Crofts	Director	April 13, 2007