Form 10QSB
period 2007-03-31
Aultra Gold Inc.
filed 2007-05-15
CIK 1330323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X ]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2007

[ ]	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________to ________

Commission File Number: 333-126748

AULTRA GOLD INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	98-0448154
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

120 North 5th Street
Jacksonville OR 97530
(Address of principal executive offices)

(971) 235-8112

Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [         ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2007, the Issuer had 96,096,668 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [         ] No [ X ]

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

As used in this Quarterly Report on Form 10-QSB (the “Quarterly Report”), the terms "we", "us", "our", the “Company” and mean Aultra Gold Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AULTRA GOLD INC.
Financial Statements
(Expressed in US Dollars)
(unaudited)

March 31, 2007

AULTRA GOLD INC.

(Formerly New World Entertainment Corp.; Formerly Morningstar Industrial Holds Corp.; Formerly Katie Gold Corp.)

Financial Statements

March 31, 2007

(Stated in United States Dollars)

(Unaudited)

Aultra Gold Inc.
(Formerly New World Entertainment Corp.; Formerly Morningstar Industrial Holds Corp.; Formerly Katie Gold Corp.)
Consolidated Balance Sheet
As at March 31, 2007
(Stated in United States Dollars)

	March 31	December 31
	2007	2006
	$	$
A S S E T S
Current Assets
Cash	11,715	58
Interest receivable and prepaids	225	225
Investment in Lomiko (note 3)	6,938	-
Accounts receivable and accrued receivables	109,986	-
Notes Receivable	-	3,250,000
Total Current Assets	129,401	3,250,283
Other Assets
Intercompany transactions (note 5)	81,790	-
Total Assets	210,654	3,250,283

L I A B I L I T I E S A N D S T O C K H O L D E R S ‘ E Q U I T Y
Current Liabilities
Accounts payable and accrued liabilities	116,491	28,641
Total current liabilities	116,491	28,641

Long-Term Liabilities
Loans	-	3,250,000

Total Liabilities	116,491	3,278,641

S H A R E H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 96,096,668 shares issued and outstanding (82,833,333 in 2006 (note 8(a))	96,097	82,233
Accumulated deficit in the exploration state (January 25, 2005 to March 31, 2007)	(285,258)	(115,691)
Cumulative translation adjustment	(434)	-
Additional paid-in capital	283,759	5,100

Total shareholders’ equity	94,164	(28,358)
Total liabilities and shareholders’ equity	210,654	3,250,283

Approved by the Board of Directors:

______________________________	______________________________
Director	Director

Aultra Gold Inc.
(Formerly New World Entertainment Corp.; Formerly Morningstar Industrial Holds Corp.; Formerly Katie Gold Corp.)
Consolidated Statement of Operations and Deficit
For the quarter ending March 31, 2007
(Stated in United States Dollars)

	March 31 2007	March 31 2006
	$	$

REVENUE	0	131

Expenses
Filing Fees	2,108	1,600
Consultants and contractors	66,086	-
Travel	6,061	5,236
Shares issued in lieu of payment for interest	(10,833)	-
Mineral property expenditures	50,611	9,240
Licensing, permits and fees	5,105	-
Marketing	1,067	-
Office and sundry	1,724	1,448
Professional fees	26,228	10,025
Rent	12,105	-
Insurance	7,597	-
Loss on Investment	1,707	-
Transfer agent	-	662

Loss for the period	(169,567)	(20,080)

Deficit - beginning of the period	(115,691)	(50,106)

Deficit - end of period	(285,258)	(78,186)

Loss per shares - basic and diluted	(0.0024)	(0.000)

Weighted Average Number of Shares Outstanding	71,564,540)	71,400,000

Aultra Gold Inc.
(Formerly New World Entertainment Corp.; Formerly Morningstar Industrial Holds Corp.; Formerly Katie Gold Corp.)
Consolidated Statement of Cash Flows
For the quarter ending March 31, 2007
(Stated in United States Dollars)

	March 31	March 31
	2007	2006
	$	$

Cash flows from operating activities
Loss for the period	(169,567)	(28,080)

Changes in:
Interest receivable and prepaid expenses	-	106
Accounts receivables and accrued receivables	(109,986)	-
Intercompany transactions	90,338	-
Accounts payable and accrued liabilities	(81,790)	(6,646)
Net cash used in operating activities	(101,439)	(6,540)

Cash flows from investing activities
Investments	3,243,062	-
Cash used in investing activities	3,243,062	-

Cash flows from financing activities
Share issued for cash	300,00	-
Loans	(3,250,000)	-
Shares cancelled	(10,833)	-
Net cash received from financing activities	(2,960,833)	3,260,833

Cumulative translation adjustment	434	-

Net increase in cash	11,657	(34,620)
Cash - beginning of period	58	48,381
Cash - end of period	11,715	13,761

Aultra Gold Inc.
(Formerly New World Entertainment Corp.; Formerly Morningstar Industrial Holds Corp.; Formerly Katie Gold Corp.)
Consolidated Statements of Stockholders’ Equity
From inception on January 26, 2005 to March 31, 2007
(Stated in United States Dollars)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
		$	$	$	$

Opening balance, January 26, 2005	-	-	-	-	-

Common shares issued for cash at $0.00005 per share, February 9,2005	30,000,000	30,000)	(28,500))	-	1,500)

Common shares issued for cash at $0.00005 per share, February 17,2005	30,000,000	30,000)	(15,000))	-	15,000)

Common shares issued for cash at $0.00005 per share, March 7,2005	11,000,000	11,000)	44,000)	-	55,000)

Common shares issued for cash at $0.0125 per share, April 8,2005	400,000	400)	4,600)	-	5,000)

Shares issued in lieu of payment for
Interest on promissory note, May 2006	10,833,333	10,833	-	-	10,833

Cumulative Net (Loss)	-	-		(115,691)	(115,691)
Balance, December 31, 2006	82,233,333	82,233)	5,100	(115,691)	(28,358))

Shares cancelled on acquisition	(10,833,333)	(10,833)	-	-	(10,833)

Shares issued in acquisition January 22, 2007	24,496,668	24,497	-21,141	-	3,356

Common shares issued for cash at $1.50 per share, January 22, 2007	200,000	200	299,800	-	300,000

Foreign exchange	-	-	-	(434)	(434)

Net (Loss) for the period	-	-		(169,567)	(169,567)
Balance, December 31, 2006	96,096,668	96,097	283,759	(285,224)	94,164

Aultra Gold Inc.
(Formerly New World Entertainment Corp.; Formerly Morningstar Industrial Holds Corp.; Formerly Katie Gold Corp.)
Notes to Financial Statements
March 31, 2007
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

On January 22, 2007, the Company entered into a definitive Share Exchange Agreement (the “Agreement”) with Strategic Minerals Inc., a Nevada corporation, Aultra Gold Inc. (fka Dutch Mining (Canada) Ltd.) (“AGI”), a company formed under the laws of the Province of British Columbia, and certain other shareholders of AGI. Pursuant to the Agreement, which is subject to certain regulatory approval, the Company agreed to acquire 100% of the outstanding equity of AGI from the stockholders of AGI (the “AGI Shareholders”) in exchange for the issuance by the Company to the AGI Shareholders of one share of common stock, $0.001 par value (the “Common Stock”), of the Company for each issued common share of AGI (the “Acquisition”). Therefore, subject to certain regulatory approval, the Company shall be required to issue 24,496,668 shares of Common Stock to the AGI Shareholders (the “Consideration Shares”) and there will be approximately a total of 95,896,668 shares of Common Stock issued and outstanding subsequent to the Acquisition. AGI was incorporated on January 20, 2006 in Canada under the Business Corporations Act of British Columbia. AGI’s main business is acquiring and exploring gold and mineral properties with proven and probable reserves principally located in Nevada and Montana, USA, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

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

Effective January 22, 2007 this transaction was terminated.

Effective January 22, 2007, all management and directorship changed.

c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred a net loss of $285,258 for the period from January 26, 2005 (inception) to March 31, 2007. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As at March 31, 2007, the Company does not have any asset retirement obligations.

3.	Investment

Details are as follows:
	Number of shares	Market Value	Cost
		$	$
Lomiko Resources Inc. (formerly Lomiko Enterprises Ltd.)	20,000	6,938)	8,849

This investment represents a minority interest of less than 10%. The shares were valued is stated as at
March 31, 2007.

4.	Acquisition of Subsidiary

On January 22, 2007, the Company entered into a definitive Share Exchange Agreement (the “Agreement”) with Strategic Minerals Inc., a Nevada corporation, Aultra Gold Inc. (fka Dutch Mining (Canada) Ltd.) (“AGI”), a company formed under the laws of the Province of British Columbia, and certain other shareholders of AGI. Pursuant to the Agreement, which is subject to certain regulatory approval, the Company agreed to acquire 100% of the outstanding equity of AGI from the stockholders of AGI (the “AGI Shareholders”) in exchange for the issuance by the Company to the AGI Shareholders of one share of common stock, $0.001 par value (the “Common Stock”), of the Company for each issued common share of AGI (the “Acquisition”). Therefore, subject to certain regulatory approval, the Company shall be required to issue 24,496,668 shares of Common Stock to the AGI Shareholders (the “Consideration Shares”) and there will be approximately a total of 95,896,668 shares of Common Stock issued and outstanding subsequent to the Acquisition.

The purchase method of accounting has been applied with the shares issued as consideration being recorded at $3,356 that being the value given up after considering price fluctuations, liquidity issues and exchange rates.

At the date of the acquisition, the value of the identifiable net assets of AGI was as follows:

Assets
Cash	$256,316
Investment in Lomiko	8,066
Accounts receivable and accrued receivables	77,541
$341,923

Liabilities
Accounts payable and accrued payables	$38,981
Intercompany transactions	299,586
338,567

Total purchase price	$3,356

5.	Related Party Balances and Transactions

Related party transactions are recorded at their cost, are non-interest bearing, unsecured and have no specific terms for repayment.

During the period ended March 31, 2007, the Company has a receivable MB Primes Management Ltd. (“MB Primes”), a company with directors in common, $56,940, which is to be collected during this fiscal year.

During the period ended March 31, 2007 the Company has a receivable with Bio Remediation Inc. (“Bio Remediation”), a company with directors in common, $24,850, which is to be collected during this fiscal year.

The Company acquired its Basin Gulch Property from a private company, one principal of whom is a common director with the Company. Refer to Note 6.

6.	Mineral Property Interests

a) Basin Gulch Property
Montana, USA

On May 31, 2006, the Subsidiary Aultra Gold Inc . (formerly known as Dutch Mining (Canada) Ltd.) acquired Basin Gulch Property, consisting of eleven patented mineral claims of 217.9 acres, paid by the issuance of 20,000,000 shares of the Company. The share issuance has been recorded at the carrying costs of the property to the optionor, as the optionor is a related party to the company and as there has been no substantial change in ownership of the property by the optionors (nominal amount), who received 20,000,000 shares of the 24,496,668 shares outstanding of the Subsidiary.

The three-stage agreement is structured as follows:

Stage 1 initial payment:
The Subsidiary paid an initial cash payment of $10,000 and must fulfill the following:
i) on or before July 30, 2006 report all the exploration and studies conducted on the Property.

Stage 2 advance production royalties:
To further evaluate and develop the minerals, the Subsidiary must fulfill the following
i) on or before June 10, 2006, the Company must make a cash payment of $15,000 (paid);
ii) on or before September 10, 2006 the Company must make a cash payment of $25,000 (paid);
iii) the Company must make a cash payment of $50,000 due on March 10 and September 10 of each year until production has commenced.

Stage 3 production royalties:
Upon commencement of production, the Subsidiary will pay the greater of:
i) a twice annual cash payment of $50,000 due on March 10 and September 10 of each year;
ii)  3% of the gross sales receipts of the gold and silver sold, due semi-annually on March 10 and September 10 of each year;

Should production be suspended for a period of 6 months or longer, the twice annual advance production royalty of $50,000 listed above will resume.

Upon the completion of payments totalling US$8,000,000, the Subsidiary will have purchased the mineral rights to this property. In the current period, payments of $50,000 (paid) have be made, which satisfy this agreement.

7.	Share Capital

a)	Details of share capital are as follows:
Authorized: 500,000,000 common shares with a par value of $.001
	Number of
	Shares	Amount
		$
Issued:
Balance - inception January 26, 2005	-	-
Common Shares issued	71,400,000	71,400)
Shares issued in lieu of promissory note	10,833,333	10,833
Restricted common shares issued	24,496,668	24,497
Common Shares issued	200,000	200
Shares cancelled	(10,833,333)	(10,833)
Balance - March 31, 2007	96,096,668	96,097

b)
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

c)	Refer to note 9.

8.	Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2006
$
Net loss for the Quarter	(169,567)
Total income taxes	-

The Company has non-capital losses of approximately $189,155, which are available to reduce future taxable income in Canada and which expire in 2027. Subject to certain restrictions the Company also has mineral property expenditures of approximately $100,000 available to reduce taxable income in future years. The Company has not recognized any future benefit for these tax losses and resource deductions, as it is not considered likely that they will be utilized.

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date
2005	$$24,981	2025
2006	$90,710	2026
2007	169,567	2006
Total income tax operating loss carry forward	$285,258	2027

9.	Commitments

a)	The Company has a lease for premises which expires on October 31, 2008.

Minimum basic rent of $2,750 (CDN) per month is paid as follows:

Amount
2007	$33,000
2008	33,000
2009	2,750
$68,750

In addition to the basic rent, the Company is responsible for its proportionate share of property taxes and operating costs.

b)
By agreement dated February 15, 2006, the Company entered into a five-year consulting agreement with a company that has directors and officers in common. The monthly payments for general consulting services are $55,000 (CDN) and the flat fee for other disbursements is $1,500 (CDN). All payments relating to extra ordinary expenses, investor awareness program, media relations, and corporate identity program are based on actual cost plus 10%.

Amount
2007	$678,000
2008	678,000
2009	678,000
2010	678,000
2011	226,000
$2,938,000

The Company is also required to obtain comprehensive liability insurance of not less than $5,000,000 (CDN), automotive liability of not less than $2,000,000 (CDN), and professional liability insurance of not less than $5,000,000 (CDN). In addition, the Company is required to provide 90 day notice of renewal annually for subsequent one-year periods on the same terms and conditions as the original term. The Consultant may terminate the agreement at any time for any reason by providing written notice to the Company.

Effective September 30, 2007 this agreement has been suspended.

10. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending December 31, 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008. The Company is currently reviewing the impact of this statement.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Quarterly Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended December 31, 2006. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Actions of regulatory agencies, changes in regulations and in interpretation of regulations;

2. Our ability to raise appropriate capital within expected time periods;

3. Commodity price fluctuations;

4. Availability of goods and services; and

5. Variations in geological conditions.

All written and oral forward-looking statements made in connection with this Quarterly Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

RISK FACTORS

Please see the risk factors applicable to our company and our business set forth in our Annual Report filed on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 16, 2007, which are hereby incorporated by reference.

INTRODUCTION

We are engaged in the business of acquiring and exploring gold and mineral properties with proven and probable reserves principally located in Nevada and Montana, USA, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

On May 31, 2006, we acquired the Basin Gulch property in Granite County, Montana, from Strategic Minerals, Inc. a Nevada corporation (“Strategic”) whereby Strategic granted AGI the exclusive right to explore, evaluate, develop, and mine the Basin Gulch Property. In consideration of the acquisition of the Basin Gulch Property, AGI issued to Strategic 20,000,000 of its common shares.

Organizational History
We. (formerly known as New World Entertainment Corp. and Morningstar Industrial Holdings Corp.) were incorporated under the laws of the State of Nevada on January 26, 2005 as Katie Gold Corp., and we were primarily engaged in the acquisition and exploration of mining properties until April 2006.

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

On January 22, 2007, we entered into a Share Exchange Agreement to issue 24,496,668 shares of our common stock and we expect a total of 95,896,668 shares of commons tock will be issued and outstanding as a result of this issuance.

On January 18, 2007, we filed a Certificate of Amendment to increase the number of shares of Common Stock which we are authorized to issue from 75,000,000 shares of Common Stock to 150,000,000 shares.

On March 22, 2007, we filed a Certificate of Correction to correctly provide that the number of shares of Common Stock which we are actually authorized to issue is 500,000,000 shares and not 150,000,000 shares. The increase to 500,000,000 was approved by our shareholders holding majority of our issued and outstanding shares of common stock as of April 26, 2006, and our filing of a Certificate of Amendment on January 18, 2007, erroneously referenced that we were only authorized to issue up to 150,000,000 shares of our common stock.

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

RECENT DEVELOPMENTS

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

Share Exchange Agreement

On January 22, 2007 (the “Closing Date”) we entered into a definitive Share Exchange Agreement (the "Agreement") with Strategic Minerals Inc., a Nevada corporation, AGI and certain other shareholders of AGI. Pursuant to the Agreement we agreed to acquire up to 100% of the outstanding equity of AGI from the AGI Shareholders, and as of the date of this Quarterly Report, AGI Shareholders have assigned and transferred to us 98.2% of the outstanding equity of AGI, in exchange for the issuance by us to the AGI Shareholders of one share of our Common Stock for each issued common share of AGI (the “Acquisition”). As of the date of this Quarterly Report, we are continuing to negotiate with the remaining AGI Shareholders to acquire the remaining portion of the outstanding equity of AGI not acquired upon the execution of the Agreement. Therefore, we anticipate that we will be required to issue up to 24,496,668 shares of our Common Stock to the AGI Shareholders (the “Consideration Shares”). AGI’s main business is acquiring and exploring gold and mineral properties with proven and probable reserves principally located in Nevada and Montana, USA, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

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

In addition, on January 23, 2007, we entered into a Subscription Agreement with a certain accredited investor whereby we sold 200,000 units (each a “Unit”, and collectively the “Units”) to the investor at a price of $1.50 per Unit, for gross proceeds of $300,000. Each Unit consists of one share of Common Stock and one non-transferable Common Stock purchase warrant (the “Warrant”). Each Warrant will entitle the investor to purchase one share of our Common Stock for a period of one year commencing from the Closing Date at an exercise price of $2.50 per share.

The aforementioned transactions resulted in a change in control of our company. As a result of the Agreement, (i) AGI became our wholly-owned subsidiary, (ii) we succeeded to the business of AGI, and (iii) we underwent a change of our management (as further provided below) and business direction, and have from the Closing Date been solely involved in AGI’s business of acquiring and exploring gold and mineral properties with proven and probable reserves principally located in Nevada and Montana, USA, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale. Furthermore, in connection with the foregoing on January 18, 2007, we amended our articles of incorporation to change our name from New World Entertainment Corp. to Aultra Gold Inc (the “Amendment”). The Nevada Secretary of State declared the Amendment effective as of January 18, 2007. In addition, as a result, our trading symbol changed from NWWE.OB to AGDI.OB.

We claimed an exemption from the registration requirements of the Securities Act for the private placement of the aforementioned securities pursuant to Section 4(2) of the Act, Regulation D and/or Regulation S, promulgated thereunder. None of the purchasers who received shares under Regulation S are U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c). Such purchasers acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied. Transactions pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder since, among other things, did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about our company and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

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

Termination of May 2006 Loan Agreement

On May 3, 2006, we entered into a $3,250,000 secured Loan Agreement (the "Loan Agreement") with 555 Holdings LLC (“555 LLC”) and Global Developments Inc., a Delaware company (“Global”, 555 LLC and Global are collectively referred to as the "Lenders"), pursuant to which Loan Agreement we issued $3,250,000 in aggregate principal amount of promissory notes (collectively the "Notes") to the Lenders. In lieu of the interest on the Notes, we agreed to simultaneously with the issuance of the Notes to issue three and one third restricted shares of our Common Stock for every dollar loaned by the Lenders, amounting to 10,833,333 shares of Common Stock (the "Shares"). We claimed an exemption from registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder based upon the representations of the Lenders that they are each an "accredited investor" (as defined under Rule 501 of Regulation D) and that they were purchasing such securities without a present view toward a distribution of the securities.

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

As a result of the Exchange Agreement, (i) AGI became our wholly-owned subsidiary, and (ii) we succeeded to the business of AGI, which was formed in January 2006, as our sole business. Our results of operations for the nine months ended September 30, 2006 are set forth on the unaudited pro forma condensed combined consolidated financial statement attached to this Current Report, giving effect to the acquisition of AGI. This discussion and analysis should be read in conjunction with the financial statements and notes, and pro forma financial statements and notes, included with this Current Report.

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

Results of Operations - Benton Property Rights Terminated

The following discussion of the financial condition and results of operations of AGI should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Historical pro forma financial information presented for the year ended December 31, 2005 is that of Aultra Gold, Inc. (fka New World Entertainment Corp.) on a condensed combined consolidated basis with Aultra Gold Inc. (formerly Dutch Mining (Canada) Ltd.), which reflects our acquisition of AGI on January 22, 2007

Since its inception on January 20, 2006, AGI has incurred the following expenses. Operating costs were $648,611. Mining development and explorations costs were $53,181 with related administrative costs of $15,928. Extraordinary costs of $393,373 were incurred with respect to AGI’s investment in the Benton Mine Property, in Josephine County, Southwestern Oregon, which was written off in connection with a decision by management to discontinue funding mining operations under an agreement that has been terminated by AGI with Dutch Mining LLC. AGI had obtained mining rights to the Benton Mine gold project through a direct buy out of the controlling rights from Dutch Mining, LLC (DMO), a limited liability company formed in 1994 in Merlin, Oregon, USA. In 1994, DMO acquired by assignment a Mining Lease and Option to Purchase covering the Benton Mine Group, which consists of 24 mining claims in good standing.

The Benton Mine was historically one of the largest gold mines in the area, and is currently the only operating underground gold mine in Oregon. Eight veins had been identified on the property with the Benton Vein, pending further exploration, being the largest and most persistent currently known. Some of the other veins are expected to become important with exploration. To date, most of the mine production has come from the Benton Vein, which received most of the historic exploration. The ore was simple, with the gold content within the pyrite found in the quartz. The Benton Vein has been developed since the early 1900s along 1,550 feet of its strike and for about 500 feet down dip. The width of the Benton varies from thin veinlets to as wide as 25 feet. The average width was about 4 feet. The mine was shut down in 1942 under WWII regulations. Management determined in fall 2006 that further economic exploitation of the Benton Property was economically unattractive.

Since inception through September 30, 2006 AGI sold 24,496,668 shares of common stock to our initial founders for $1.018 Million plus the rights to the Mining Lease Agreement for the Basin Gulch Property.

General and Administrative Expenses

General and administrative expense consisted of accounting and professional fees and other general expenses. General and administrative expenses for the audited period from inception (January 20, 2006) to September 30, 2006 was $44,068. Net income (loss) for the audited period from inception (January 20, 2006) to September 30, 2006 was a loss of $1,114,572.

Liquidity and Capital Resources

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

Results of Operations for the Period from January 1 2007 through March 31, 2007

We have not earned any revenues from January 1, 2007 to March 31, 2007.  We do not anticipate earning revenues unless we enter into commercial production on the Conglin Property, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $169,567 for the period from January 1, 2007 to March 31, 2007. These operating expenses were comprised of professional legal fees of $20,000 and accounting and audit fees of $6,228, mineral property costs of $50,611, consultant and contractor fees associated with exploration activities of $66,086; travel costs to Brazil associated with exploration activities of $6,061; licensing and permit fees of $5,105; transfer agent costs of $Nil, organization costs of $Nil, regulatory fees and filings of $2,108; marketing fees of $1,067; office rent of $12,105; insurance premiums of $7,597; loss on securities investment of $1,707; capital costs associated with cancellation of 10,833,000 common shares in the capital stock of the Company of ($10,833); and office, bank charges and other sundries, net of interest income, of $1,724.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer, also concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that could significantly, or are reasonably likely to materially affect, our affect internal controls over financial reporting that occurred during the our fiscal quarter ended March 31, 2007.

ITEM 3A(T). CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the course of normal business, we may be subject to the threat of litigation, claims and assessments. Our management believes that unfavorable decisions in any pending procedures or threat of procedures or any amount it might be required to pay will not have a material adverse impact on our financial condition.

On or about April 17, 2007, a lawsuit was filed by 761273 B.C. Ltd., Calderan Ventures Ltd., Scott Kostiuk, William Parkin, Ronald Oliver, Lubomir Palecek and Krista Dayton under the laws of the Province of British Columbia, Canada in the British Columbia Supreme Court for a total amount of $203,311.88 (CAD$225,000*1) against our company, Rauno Perttu, our President, Chief Executive Officer and a member of our board of directors, and Baljinder Bhullar, our Chief Financial Officer and a member of our board of directors, and others with regards to an alleged contractual obligation and resulting alleged restitution obligation pursuant to an alleged settlement agreement entered into by Aultra Gold Inc. The Action was commenced by Writ of Summons without a Statement of Claim. Six of approximately 57 shareholders of Aultra Gold (Canada) decided not to participate in the January 22, 2007 share exchange transaction the Company, despite facts that four of the six complainants had executed their share exchange materials. The six minority shareholders requested the return of their share subscription funds from Aultra Gold (Canada), and a settlement arrangement was being negotiated to accommodate their requests, with a prospective April 15th, 2007 closing date. These discussions were deferred pending receipt of certain public financings in the Company. We have entered an Appearance to the Action and will be preparing our statement of defense in response to any Statement of Claim that may in the future be received and we intend to contest the case vigorously.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material or other pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, our management does not believe that there are any other proceedings to which any of our directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.
______________________________ Note #1: $225,000.00 CAD converted into U.S. Dollars at a rate of 1 CAD = 0.903608 USD

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

The following unregistered securities have been issued by us since December 31, 2006, and have not been previously disclosed in our Annual Report on Form 10-KSB or in our Current Reports on Form 8-K:

First fiscal quarter ended March 31, 2007

None.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Aultra Gold Inc., or executive officers of Aultra Gold, Inc., and transfer was restricted by Aultra Gold, Inc., in accordance with the requirements of the Securities Act of 1933, as amended. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) As of the date of this Quarterly Report, we do not have any board of directors committees. No material changes to the procedures by which security holders may recommend nominees to our board of directors occurred or implemented since our last periodic filing, our Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2006.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
4.1	Form of Share Certificate. (1)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Notes
* Filed herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on July 21, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULTRA GOLD INC.

Date:	May 15, 2007	By:	/s/ Rauno Perttu
Rauno Perttu
President and Chief Executive Officer

		By:	/s/ Baljinder Bhullar
Baljinder Bhullar
Chief Financial Officer (and Acting Principal Accounting Officer)