Form 10QSB
period 2007-06-30
Aultra Gold Inc.
filed 2007-09-07
CIK 1330323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X ]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2007

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

(541) 899-1915

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August10, 2007, the Issuer had 96,146,668 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [         ] No [ X ]

  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

As used in this Quarterly Report on Form 10-QSB (the “Quarterly Report”), the terms "we", "us", "our", the “Company” and mean Aultra Gold Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AULTRA GOLD INC.
Financial Statements
(Expressed in US Dollars)
(unaudited)

June 30, 2007

AULTRA GOLD INC.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Financial Statements
June 30, 2007
(Stated in United States Dollars)
(Unaudited)

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Aultra Gold Inc (Formerly New World Entertainment).

We have reviewed the accompanying balance sheet of Aultra Gold Inc (Formerly New World Entertainment). as of June 30, 2007, and the related statements of income, retained earnings, and cash flows the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Aultra Gold Inc (Formerly New World Entertainment).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
September 6, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

Aultra Gold Inc.
An Exploration Stage Company
 (Formerly New World Entertainment Corp.)
Consolidated Balance Sheet

	June 30	December 31
A S S E T S	2007	2006
	$	$
Current Assets	(unaudited)
Cash	1,539	58
Interest receivable and prepaids	225	225
Investment in Lomiko (note 3)	6,232	-
Accounts receivable and accrued receivables	73,512	-
Notes Receivable	-	3,250,000
Total Current Assets	81,509	3,250,283
Other Assets
Jungo (note 6b)	25,000
Related Party Receivable (note 5)	89,051	-
Total Other Assets	114,051	-
Total Assets	195,560	3,250,283

L I A B I L I T I E S A N D S T O C K H O L D E R S ‘ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	139,211	28,641
Total current liabilities	139,211	28,641

Long-Term Liabilities
Loans	-	3,250,000

Total Liabilities	139,211	3,278,641

S H A R E H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 96,146,668 shares issued and outstanding (82,833,333 in 2006 (note 8(a))	96,147	82,233
Additional paid-in capital	318,709	5,100
Cumulative translation adjustment	10,666	-
Accumulated deficit during the exploration stage (January 25, 2005 to June 30, 2007)	(369,173)	(115,691)

Total shareholders’ equity	56,349	(28,358)
Total liabilities and shareholders’ equity	195,560	3,250,283

Approved by the Board of Directors:

/s/	/s/
Director	Director

 Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Operations and Deficit
 (Stated in United States Dollars)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	From inception January 26, 2005 through
	June 30	June 30	June 30	June 30	June 30
	2007	2006	2007	2006	2007
	$	$	$	$

REVENUE	0	0	0	131	131

Expenses
Filing Fees	3,665	1,600	1,557	-	5971
Consultants and contractors	111,880	-	43,601	-	111,880
Travel	6,262	-	-	-	11,498
Mineral property expenditures	50,611	9,240	-	-	84,976
Licensing, permits and fees	11,272	-	5,997	-	11,272
Marketing	1,524	5,236	422	-	1,524
Office and sundry	3,357	1,448	1,562	-	4,942
Professional fees	42,428	10,025	15,429	-	102,003
Rent	26,621	-	14,114	-	26,621
Insurance	7,850	-	-	-	7,850
Transfer agent	-	748	-	86	1,922

Loss for the period	(265,470)	(28,166)	(82,680)	45	(370,328)
Other Revenues and Expenses
Foreign Exchange Gain/Loss	4,154	-	-	-	4,154
Gain on Extinguishment of Debt	10,833	-	-	-	10,833
Shares issued in lieu of payment for interest Loss on Investment	-	(10,833)	-	(10,833)	(10,833)
Deficit – beginning of the period	(115,691)	(50,106)	(285,258)	(78,317)	-

Deficit – end of period	(369,173)	(89,105)	(369,173)	(89,105)	(369.,173)

Loss per shares – basic and diluted	(0.0050)	(0.000)	(0.0050)	(0.000)

Weighted Average Number of Shares Outstanding	74,079,627)	80,427,777	74,079,627	80,427,777

 Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Cash Flows
 (Stated in United States Dollars)

	Six Months Ending
	June 30	June 30
	2007	2006
	$	$

Cash flows from operating activities
Loss for the period	(253,482)	(38,999)

Changes in:
Interest receivable and prepaid expenses	-	106
Accounts receivables and accrued receivables	(73,512)	-
Related Party transactions	(89,051)	-
Accounts payable and accrued liabilities	110,570	(20,227)
Net cash used in operating activities	(51,993)	(20,121)

Cash flows from investing activities
Investments	3,243,062	(3,250,000)
Cash used in investing activities	3,243,062	(3,250,000)

Cash flows from financing activities
Share capital issued	303,355	-
Shares issued in lieu of payment for interest on note	-	10,833
Shares issued for Jungo	25,000	-
Jungo	(25,000)	-
Paid-in Capital	10,000	-
Loans	(3,250,000)	-
Shares cancelled	(10,833)	-
Net cash received from financing activities	(2,947,478)	3,260,833

Cumulative translation adjustment	10,666	-

Net increase in cash	1,481	(48,287))
Cash – beginning of period	58	48,381)
Cash – end of period	1,539	94)

 Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statements of Stockholders’ Equity
 (Stated in United States Dollars)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
		$	$	$	$

Balance at inception Jan. 26, 2005	-	-	-	-	-

Common shares issued for cash at $0.00005 per share, February 9,2005	30,000,000	30,000	(28,500)	-	1,500

Common shares issued for cash at $0.00005 per share, February 17,2005	30,000,000	30,000	(15,000)	-	15,000

Common shares issued for cash at $0.00005 per share, March 7,2005	11,000,000	11,000	44,000	-	55,000

Common shares issued for cash at $0.0125 per share, April 8,2005	400,000	400	4,600	-	5,000

Shares issued in lieu of payment for
Interest on promissory note, May 2006	10,833,333	10,833	-	-	10,833

Cumulative Net (Loss)	-	-		(115,691)	(115,691)
Balance, December 31, 2006	82,233,333	82,233	5,100	(115,691)	(28,358)

Shares cancelled on acquisition	(10,833,333)	(10,833	-	-	(10,833)

Shares issued in acquisition January 22, 2007	24,496,668	24,497	-21,141	-	3,356

Common shares issued for cash at $1.50 per share, January 22, 2007	200,000	200	299,800	-	300,000
Common shares reissued for cash at $0.50 per share, April 30, 2007	-	-	10,000	-	10,000
Common shares issued for Jungo Rights at $0.50 June 1, 2007	50,000	50	24,950	-	25,000
Foreign exchange	-	-	-	10,666	10,666

Net (Loss) for the period	-	-		(253,482)	(253,482)
Balance, June 30, 2007	96,146,668	96,147	318,709	(369,173)	56,349

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
June 30, 2007
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $354,173 for the period from January 26, 2005 (inception) to June 30, 2007.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s Board of Directors agreed to the adoption of the Stock Option Plan and ratified it on January 25, 2007 effective as of February 1, 2007 providing the issuance of up to 5,225,000 shares of Common Stock of the Company to the officers, directors, employees and consultants of the Company an/or its subsidiaries.  Pursuant to the Stock Option Plan, the Company granted options to purchase an aggregate of 200,000 shares of Common Stock at $1.50 per share to the newly appointed directors and officers that held options to purchase ordinary shares of the Company following the completion of the acquisition, as well as to the newly appointed directors and officers of the Company.

The principal terms and conditions of the stock options granted under the Stock Option Plan are that the vesting of the options granted to Directors of the Company occurs in three stages:  (1) 50% on January 25, 2008; (2) 25% on January 25, 2009; and (3) 25% on January 25, 2010.  The options granted are exercisable at $1.50 per share.  Furthermore, the stock options granted under the Stock Option Plan are generally non-transferable other than to a legal or beneficial holder of the options upon the option holder’s death.  The rights to vested but unexercised options cease to be effective:  (1) 18 months after death of the stock options holder; (2) 6 months after Change of Control of the Company; (3) 12 months after loss of office due to health related incapacity or redundancy; or (4) 12 months after the retirement of the options holder from a position with AGI.

m)                 Asset retirementobligations

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

As at March 31, 2007, the Company does not have any asset retirement obligations.

3.      Investment

Details are as follows:

	Number of shares	Market Value	Cost
		$	$
Lomiko Resources Inc. (formerly Lomiko Enterprises Ltd.)	20,000	6,232	8,849)

This investment represents a minority interest of less than 10%.  The shares were valued is stated as at
June 30, 2007.

4.	Acquisition of Subsidiary

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

At the date of the acquisition, the value of the identifiable net assets of AGI was as follows:

Assets
Cash	$256,316
Investment in Lomiko	8,066
Accounts receivable and accrued receivables	77,541
Liabilities	$341,923
Accounts payable and accrued payables	$38,981
Intercompany transactions	299,586
338,567
Total purchase price	$3,356

5.	Related Party Balances and Transactions

Related party transactions are recorded at their cost, are non-interest bearing, unsecured and have no specific terms for repayment.

As at June 30, 2007, the Company has a receivable MB Primes Management Ltd. (“MB Primes”), a company with directors in common, $61,995, which is to be collected during this fiscal year.

As at June 30, 2007 the Company has a receivable with Bio Remediation Inc. (“Bio Remediation”), a company with directors in common, $27,056, which is to be collected during this fiscal year.

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

b)      Jungo Property
Nevada, USA

On June 1, 2007, the Company entered into a formal binding Agreement of Purchase and Sale (the “Agreement”) with W.R. Hansen, an individual (the “Seller”), pursuant to which the Company acquired from the Seller certain mining claims together with all improvements and all equipment owned by the Seller located thereon, located in Humboldt County, State of Nevada (the “Property”).  In consideration of the purchase of the Property, the Company agreed to (i) reimburse the Seller for all staking and filing costs related to the Property, (ii) issue the Seller 50,000 restricted shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), valued at $0.50 per share, (iii) upon its sole determination of sufficient mineralization to place the Property in production, to further issue to the Seller additional 50,000 restricted shares of the Company’s Common Stock, such that the Company shall make such a determination not later than 30 days following the acquisition of the data contemplated by paragraph 3.3 of the Agreement, (iv) not later than 10 days following the date the Property is placed into development for production of metals, to issue to the Seller an additional 100,000 restricted shares of the Company’s Common Stock, and (v) as further consideration after the Property is placed in production, to direct to the Seller a monthly Net Smelter Royalty of 2% upon all gold, silver, copper, or other metals (the “Metals”) produced and sold from the Property (each royalty payment shall be paid not later than 30 days following the last day of the month in which the metals were produced and sold).

7.	Share Capital

a)	Details of share capital are as follows:
Authorized: 500,000,000 common shares with a par value of $.001
	Number of
	Shares	Amount
		$
Issued:
Balance – inception January 26, 2005	-	-
Common Shares issued	71,400,000	71,400
Shares issued in lieu of promissory note	10,833,333	10,833
Restricted common shares issued	24,496,668	24,497
Restricted Common Shares issued for Jungo	50,000	50
Common Shares issued	200,000	200
Shares cancelled	(10,833,333)	(10,833)
Balance – June 30, 2007	96,146,668	96,147

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

8.       Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2007
$
Net loss for the Six Months Ending	(253,482)
Total income taxes	-

The Company has non-capital losses of approximately $269,173, which are available to reduce future taxable income in Canada and which expire in 2027. Subject to certain restrictions the Company also has mineral property expenditures of approximately $100,000 available to reduce taxable income in future years. The Company has not recognized any future benefit for these tax losses and resource deductions, as it is not considered likely that they will be utilized.

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date
2005	$24,981	2025
2006	$90,710	2026
2007	$253,482	2027
Total income tax operating loss carry forward	$369,173

9.	Commitments

a)	The Company has a lease for premises which expires on October 31, 2008.

Minimum basic rent of $2,750 (CDN) per month is paid as follows:

Amount
2007	$33,000
2008	33,000
2009	2,750
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

10.           Subsequent Events

Effective September 1, 2007 Commitment 9(a) on leased premises will be terminated.

11.           Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending December 31, 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

ITEM 3. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements contained in this Six Month Ending Report that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Six Month Ending Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended December 31, 2006. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

Organizational History
We (formerly known as New World Entertainment Corp. and Morningstar Industrial Holdings Corp.) were incorporated under the laws of the State of Nevada on January 26, 2005 as Katie Gold Corp., and we were primarily engaged in the acquisition and exploration of mining properties until April 2006.

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

RECENT DEVELOPMENTS

 On June 1, 2007, we entered into a formal binding Agreement of Purchase and Sale (the "Agreement") with W.R. Hansen, an individual (the “Seller”), pursuant to which the Company acquired from the Seller certain mining claims together with all improvements and all equipment owned by the Seller located thereon, located in Humboldt County, State of Nevada (the “Property”). In consideration of the purchase of the Property, the Company agreed to: (i) reimburse the Seller for all staking and filing costs related to the Property, (ii) issue to the Seller 50,000 restricted shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), valued at $0.50 per share, (iii) upon its sole determination of sufficient mineralization to place the Property in production, to further issue to the Seller additional 50,000 restricted shares of the Company’s Common Stock, such that the Company shall make such a determination not later than 30 days following the acquisition of the data contemplated by paragraph 3.3 of the Agreement, (iv) not later than 10 days following the date the Property is placed into development for production of metals, to issue to the Seller an additional 100,000 restricted shares of the Company’s Common Stock, and (v) as further consideration after the Property is placed in production, to direct to the Seller a monthly Net Smelter Royalty of 2% upon all gold, silver, copper, or other metals (the “Metals”) produced and sold from the Property (each royalty payment shall be paid not later than 30 days following the last day of the month in which the metals were produced and sold). Closing of the sale and purchase of the Property occurred on the same date, as under the Agreement both the Company and the Seller have performed their mutual obligations under paragraph 2.2 and Section 4 thereof.In addition, the Company agreed to hold the Seller harmless per the standard hold harmless provisions as more fully set forth in the Agreement. The operator of the mine shall be the Company or such other operator as the Company may specify from time to time.

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

Basin Gulch Management

Aultra Gold’s Basin Gulch project in place in Montana is scheduled for early development, with the first work planned for this coming 2007. Although Basin Gulch contains an open-ended bulk-tonnage gold/silver system that contains well in excess of a million ounces, with outstanding high-grade exploration targets untested, the current rules in Montana mean that a large-scale open pit gold mine will be too difficult to permit. Several local higher grade targets were discovered in the previous exploration of the property. These can be permitted and developed in a short period of time, especially under the small miners provisions in Montana. In addition, the property contains excellent targets for bulk high-grade gold/silver ore within a nested diatreme complex and along associated structures. These targets will be systematically explored. Outlined below is AGI’s planned staged development of the Basin Gulch property. The initial reserves can be mined under Montana’s small mine provisions, so permitting can be completed in weeks instead of years.

Our officers and directors will handle our administrative duties with the help of three consultants as discussed below. Mr. Rauno Perttu, our CEO, has more than 35 years in economic geology and management. He discovered and explored the Basin Gulch property. AGI recently retained Mr. David Hembree as an additional experienced mining geologist with underground management experience. As needed, Mr. Hembree will be supported by a younger field geologist, Mr. Brian Perttu, who is a consultant on an as needed basis for AGI.

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

Results of Operations - Benton Property Rights Terminated

The following discussion of the financial condition and results of operations of AGI should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Historical pro forma financial information presented for the year ended December 31, 2005 is that of Aultra Gold, Inc. (f/k/a New World Entertainment Corp.) on a condensed combined consolidated basis with Aultra Gold Inc. (formerly Dutch Mining (Canada) Ltd.), which reflects our acquisition of AGI on January 22, 2007

Since its inception on January 20, 2006, AGI has incurred the following expenses. Operating costs were $648,611. Mining development and explorations costs were $53,181 with related administrative costs of $15,928. Extraordinary costs of $393,373 were incurred with respect to AGI’s investment in the Benton Mine Property, in Josephine County, Southwestern Oregon, which was written off in connection with a decision by management to discontinue funding mining operations under an agreement that has been terminated by AGI with Dutch Mining LLC. AGI had obtained mining rights to the Benton Mine gold project through a direct buy out of the controlling rights from Dutch Mining, LLC (DMO), a limited liability company formed in 1994 in Merlin, Oregon, USA. In 1994, DMO acquired by assignment a Mining Lease and Option to Purchase covering the Benton Mine Group, which consists of 24 mining claims in good standing.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the over funded or under funded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending December 31, 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Results of Operations for the Period from April 1, 2007 through June 30, 2007

We have not earned any revenues from April 1, 2007 through June 30, 2007.  We do not anticipate earning revenues unless we enter into commercial production on the Basin Property, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $79,761 for the period from April 1, 2007 to June 30, 2007. These operating expenses were comprised of professional legal fees of $15,429 and accounting and audit fees of $0; consultant and contractor fees $43,601; licensing and permit fees of $5,997; transfer agent costs of $0, regulatory fees and filings of $1,557; marketing fees of $422; office rent of $14,114; loss on securities investment of $1,235; foreign exchange gain of $4,154; and office, bank charges and other sundries, net of interest income, of $1,562.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer, also concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 3A (T). CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS.

In the course of normal business, we may be subject to the threat of litigation, claims and assessments. Our management believes that unfavorable decisions in any pending procedures or threat of procedures or any amount it might be required to pay will not have a material adverse impact on our financial condition.

On or about April 17, 2007, a lawsuit was filed by 761273 B.C. Ltd., Calderan Ventures Ltd., Scott Kostiuk, William Parkin, Ronald Oliver, Lubomir Palecek and Krista Dayton under the laws of the Province of British Columbia, Canada in the British Columbia Supreme Court for a total amount of $ 203,311.88 ( CAD$225,000 *1 ) against our company, Rauno Perttu, our President, Chief Executive Officer and a member of our board of directors, and Baljinder Bhullar, our Chief Financial Officer and a member of our board of directors, and others with regards to an alleged contractual obligation and resulting alleged restitution obligation pursuant to an alleged settlement agreement entered into by Aultra Gold Inc. The Action was commenced by Writ of Summons without a Statement of Claim. Six of approximately 57 shareholders of Aultra Gold (Canada) decided not to participate in the January 22, 2007 share exchange transaction the Company, despite facts that four of the six complainants had executed their share exchange materials. The six minority shareholders requested the return of their share subscription funds from Aultra Gold (Canada), and a settlement arrangement was being negotiated to accommodate their requests, with a prospective April 15th, 2007 closing date. These discussions were deferred pending receipt of certain public financings in the Company. We have entered an Appearance to the Action and will be preparing our statement of defense in response to any Statement of Claim that may in the future be received and we intend to contest the case vigorously.

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

______________________________ Note #1: $225,000.00 CAD converted into U.S. Dollars at a rate of 1 CAD = 0.903608 USD

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

The following unregistered securities have been issued by us since June 30 2007, and have not been previously disclosed in our Annual Report on Form 10-KSB or in our Current Reports on Form 8-K:

Second fiscal quarter ended June 30, 2007

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

AULTRA GOLD INC.

Date:	September 6 , 2007	By:	/s/ Rauno Perttu
Rauno Perttu
President and Chief Executive Officer

		By:	/s/ Baljinder Bhullar
Baljinder Bhullar
Chief Financial Officer (and Acting Principal Accounting Officer)