Form 10QSB
period 2007-09-30
Aultra Gold Inc.
filed 2007-11-19
CIK 1330323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X ]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2007, the Issuer had 96,146,668 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [         ] No [ X ]

  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

As used in this Quarterly Report on Form 10-QSB (the “Quarterly Report”), the terms "we", "us", "our", the “Company” and mean Aultra Gold Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AULTRA GOLD INC.
Financial Statements
(Expressed in US Dollars)
(unaudited)

September 30, 2007

AULTRA GOLD INC.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Financial Statements
September 30, 2007
(Stated in United States Dollars)
(Unaudited)

Aultra Gold Inc.
An Exploration Stage Company
 (Formerly New World Entertainment Corp.)
Consolidated Balance Sheet

	September 30	December 31
A S S E T S	2007	2006
	$	$
Current Assets	(unaudited)
Cash	4	58
Interest receivable and prepaids	225	225
Investment in marketable securities (note 3)	6,232	-
Accounts receivable and accrued receivables	73,512	-
Notes Receivable	-	3,250,000
Total Current Assets	79,973	3,250,283
Other Assets
Mineral Property (note 6b)	25,000
Related Party Receivable (note 5)	89,051	-
Total Other Assets	114,051	-
Total Assets	194,024	3,250,283

L I A B I L I T I E S A N D S T O C K H O L D E R S ‘ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	259,120	28,641
Total current liabilities	259,120	28,641

Long-Term Liabilities
Loans	-	3,250,000

Total Liabilities	259,120	3,278,641

S H A R E H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 96,146,668 shares issued and outstanding (82,833,333 in 2006 (note 8(a))	96,147	82,233
Additional paid-in capital	318,709	5,100
Cumulative translation adjustment	10,666	-
Accumulated deficit during the exploration stage (January 25, 2005 to September 30, 2007)	(490,618	(115,691

Total shareholders’ equity	(65,096)	(28,358
Total liabilities and shareholders’ equity	194,024	3,250,283

Approved by the Board of Directors:
By:	/s/ Rauno Perttu
Rauno Perttu
President, Director

 Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Operations and Deficit
 (Stated in United States Dollars)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	From inception January 26, 2005 through
	September 30	September 30	September 30	September 30	September 30
	2007	2006	2007	2006	2007
	$	$	$	$

REVENUE	-0-	-0-	0	136	131

Expenses
Filing Fees	-0-	-0-	3,665	1,600	5,971
Consultants and contractors	43,788	-0-	155,664	-0-	155,668
Travel	680	-0-	6,942	5,236	12,178
Mineral property expenditures	51,860	-0-	102,471	9,240	136,836
Licensing, permits and fees	-0-	-0-	11,272	-0-	11,272
Marketing	-0-	-0-	1,524	-0-	1,524
Office and sundry	2,620	18	5,977	1,466	7,562
Professional fees	18,721	24,550	61,149	34,575	120,724
Rent	1,350	-0-	27,971	-0-	27,971
Insurance	-0-	-0-	7,850	-0-	7,850
Transfer agent	2,424	-0-	2,424	748	4,346

Loss for the period	(121,445)	(24,568)	(386,915)	(52,734)	(491,773)
Other Revenues and Expenses
Foreign Exchange Gain/Loss	-0-	-0-	4,154	-	4,154
Gain on Extinguishment of Debt	-0-	-0-	10,833	-	10,833
Shares issued in lieu of payment for . interest	-0-	-0-	-0-	(10,833)	(10,833)
Loss on Investment	-0-	-0-	(2,999	-0-	(2,999)
Net loss for period	(121,445)	(24,568)	(374,927)	(63,567)	(490,618)

Deficit – beginning of the period	(369,173)	(89,105)	(115,691)	(50,106)	-

Deficit – end of period	(490,618)	(113,673)	(490,618)	(113,673)	(490,618)

Loss per shares – basic and diluted	(0.0010)	(0.0010)	(0.0050)	(0.0010)

Weighted Average Number of Shares Outstanding	96,146,668)	82,233,333	94,959,371	77,418,518

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Cash Flows
 (Stated in United States Dollars)

	Three MonthsEnding		Nine Months Ending
	September 30	September 30	September 30	September 30
	2007	2006	2007	2006
	$	$	$	$

Cash flows from operating activities
Loss for the period	(121,445)	(24,568)	(374,927)	(63,567)

Changes in:
Interest receivable and prepaid expenses	-0-	-0-	-	106
Accounts receivables and accrued receivables	-0-	-0-	(73,512)	-
Related Party receivables	-0-	-0-	(89,051)	-
Accounts payable and accrued liabilities	119,910	24,550	230,479	4,323
Net cash used in operating activities	(1,535)	(18)	(356,906)	(59,138)

Cash flows from investing activities
Mineral property	-0-	-0-	25,000	-0-
Investments	-0-	-0-	3,243,768	(3,250,000)
Cash used in investing activities	-0-	-0-	3,268,768	(3,250,000)

Cash flows from financing activities	-0-	-0-
Share capital issued	-0-	-0-	327,523	10,833
Loans	-0-	-0-	(3,250,000)	3,250,000
Cumulative translation adjustment	-0-	-0-	10,666	-
Net cash received from financing activities	-0-	-0-	(2,911,811)	3,260,833

Net increase in cash	(1,535)	(18)	(51)	(48,305)
Cash – beginning of period	1,539	94	58	48,381
Cash – end of period	4	76	4	76

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statements of Stockholders’ Equity
 (Stated in United States Dollars)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
		$	$	$	$

Balance at inception Jan. 26, 2005	-	-	-	-	-

Common shares issued for cash at $0.00005 per share, February 9,2005	30,000,000	30,000	(28,500)	-	1,500

Common shares issued for cash at $0.00005 per share, February 17,2005	30,000,000	30,000	(15,000)	-	15,000

Common shares issued for cash at $0.00005 per share, March 7,2005	11,000,000	11,000	44,000	-	55,000

Common shares issued for cash at $0.0125 per share, April 8,2005	400,000	400	4,600	-	5,000

Shares issued in lieu of payment for
Interest on promissory note, May 2006	10,833,333	10,833	-	-	10,833

Cumulative Net (Loss)	-	-		(115,691)	(115,691)
Balance, December 31, 2006	82,233,333	82,233	5,100	(115,691)	(28,358)

Shares cancelled on acquisition	(10,833,333)	(10,833)	-	-	(10,833)

Shares issued in acquisition January 22, 2007	24,496,668	24,497	-21,141	-	3,356

Common shares issued for cash at $1.50 per share, January 22, 2007	200,000	200	299,800	-	300,000
Common shares reissued for cash at $0.50 per share, April 30, 2007	-	-	10,000	-	10,000
Common shares issued for Jungo Rights at $0.50 June 1, 2007	50,000	50	24,950	-	25,000
Foreign exchange	-	-	-		10,666

Net (Loss) for the period	-	-		(374,927)	(374,927)
Balance, September 30, 2007	96,146,668	96,147	318,709	(490,618)	(65,096)

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
September 30, 2007
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

e)      Investment in mining properties

Prospecting and exploration costs incurred in the search for new mineral properties are charged to expense as incurred.  Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned.  As of September 30, 2007 there were no geologic areas under production.

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

On May 30, 2006 the Company entered into a 1 (one) year term un-secured Loan Agreement at an annual interest rate of 7 (seven) percent with Liverpoole Inc., a privately-owned corporation organized under the laws of Antigua for $3,250,000.  Effective January 22, 2007, termination of the May 3, 2006 Loan Agreement for $3,250,000 with 555 Holdings LLC.

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

l)      Stock based compensation-continued

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

As at September 30, 2007, the Company does not have any asset retirement obligations.

3.	Investment

Details are as follows:

	Number of shares	Market Value	Cost
		$	$
Lomiko Resources Inc. (formerly Lomiko Enterprises Ltd.)	20,000	6,232	8,849

This investment represents a minority interest of less than 10%.  The shares were valued is stated as at September 30, 2007.

4.	Acquisition of Subsidiary

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

As at September 30, 2007, the Company has a receivable MB Primes Management Ltd. (“MB Primes”), a company with directors in common, $61,995, which is to be collected during this fiscal year.

As at September 30, 2007 the Company has a receivable with Bio Remediation Inc. (“Bio Remediation”), a company with directors in common, $27,056, which is to be collected during this fiscal year.

As at September 30, 2007 the Company owes it’s President a total of $125,909 which is a combination of unpaid salary of $45,000 and $80,909 of Company expenses paid for by the President.

The Company acquired its Basin Gulch Property from a private company, one principal of whom is a common director with the Company.  Refer to Note 6.

6.	Mineral Property Interests

a)      Basin Gulch Property,  Montana, USA

On May 31, 2006, the Subsidiary Aultra Gold Inc. (formerly known as Dutch Mining (Canada) Ltd.) acquired Basin Gulch Property, consisting of eleven patented mineral claims of 217.9 acres, paid by the issuance of 20,000,000 shares of the Company.  The share issuance has been recorded at the carrying costs of the property to the optionor, as the optionor is a related party to the company and as there has been no substantial change in ownership of the property by the optionors (nominal amount), who received 20,000,000 shares of the 24,496,668 shares outstanding of the Subsidiary.

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

Upon the completion of payments totaling US$8,000,000, the Subsidiary will have purchased the mineral rights to this property.  In the current period, payments of $50,000 (paid) have be made, which satisfy this agreement.

b)      Jungo Property, Nevada, USA

On June 1, 2007, the Company entered into a formal binding Agreement of Purchase and Sale (the “Agreement”) with W.R. Hansen, an individual (the “Seller”), pursuant to which the Company acquired from the Seller certain mining claims together with all improvements and all equipment owned by the Seller located thereon, located in Humboldt County, State of Nevada (the

b)      Jungo Property-continued

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

7.	Share Capital

a)	Details of share capital are as follows:
Authorized: 500,000,000 common shares with a par value of $.001
	Number of
	Shares	Amount
		$
Issued:
Balance – inception January 26, 2005	-	-
Common Shares issued	71,400,000	71,400
Shares issued in lieu of promissory note	10,833,333	10,833
Restricted common shares issued	24,496,668	24,497
Restricted Common Shares issued for Jungo	50,000	50
Common Shares issued	200,000	200
Shares cancelled	(10,833,333)	(10,833)
balance – September 30, 2007	96,146,668	96,147

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

c)	Refer to note 9.

8.	Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2007

Net loss for the Nine Months Ending	$(374,927)
Total income taxes	-0-

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

8.	Income Taxes-continued

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date
2005	$24,981	2025
2006	$90,710	2026
2007	$253,482	2027
Total income tax operating loss carry forward	$369,173

9.	Commitments

a)	The Company has a lease for premises which expires on January 31, 2009.

Minimum basic rent of $2,750 (CDN) per month is paid as follows:

Amount
2007	$33,000
2008	33,000
2009	2,750
$68,750

In addition to the basic rent, the Company is responsible for its proportionate share of property taxes and operating costs. Effective September 1, 2007 the leased premises was terminated by the landlord however it is uncertain if the landlord will be pursuing a claim for future rent so this commitment obligation will remain until additional information can be obtained.

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

ITEM 3. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements contained in this Nine Month Ending September 30, 2007 Report that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Six Month Ending Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended December 31, 2006. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

RECENT DEVELOPMENTS

 On June 1, 2007, we entered into a formal binding Agreement of Purchase and Sale (the "Agreement") with W.R. Hansen, an individual (the “Seller”), pursuant to which the Company acquired from the Seller certain mining claims together with all improvements and all equipment owned by the Seller located thereon, located in Humboldt County, State of Nevada (the “Property”). In consideration of the purchase of the Property, the Company agreed to: (i) reimburse the Seller for all staking and filing costs related to the Property, (ii) issue to the Seller 50,000 restricted shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), valued at $0.50 per share, (iii) upon its sole determination of sufficient mineralization to place the Property in production, to further issue to the Seller additional 50,000 restricted shares of the Company’s Common Stock, such that the Company shall make such a determination not later than 30 days following the acquisition of the data contemplated by paragraph 3.3 of the Agreement, (iv) not later than 10 days following the date the Property is placed into development for production of metals, to issue to the Seller an additional 100,000 restricted shares of the Company’s Common Stock, and (v) as further consideration after the Property is placed in production, to direct to the Seller a monthly Net Smelter Royalty of 2% upon all gold, silver, copper, or other metals (the “Metals”) produced and sold from the Property (each royalty payment shall be paid not later than 30 days following the last day of the month in which the metals were produced and sold). Closing of the sale and purchase of the Property occurred on the same date, as under the Agreement both the Company and the Seller have performed their mutual obligations under paragraph 2.2 and Section 4 thereof.  In addition, the Company agreed to hold the Seller harmless per the standard hold harmless provisions as more fully set forth in the Agreement. The operator of the mine shall be the Company or such other operator as the Company may specify from time to time.

PLAN OF OPERATION

Our operating plan for the remainder of this year and for the next twelve months is dependent on listing on the OTC BB by December 31, 2007.  When we begin to trade, we plan on raising funds in North America and in Europe.  We are working with experienced financial people who believe that with our gold properties and the strong gold price that we can raise financing to advance our Basin Gulch and Jungo properties through expansion of our property position and through exploration and evaluation of their mineral potential. We have taken steps to negotiate a settlement with Dutch Mining LLC with respect to a loan receivable of $400,000 that is due and payable to AGI. The amount owed by Dutch Mining was written off last year and is not reflected on our current financial statement.

 We will require additional financing in order to complete the work associated with the projected cost to initial production, totaling estimated at $6,850,000. The estimated costs of our plan for mining operations, assuming the diatreme targets for the Basin Gulch property are $21,850,000.

Basin Gulch Management

Aultra Gold’s projection for development of the Basin Gulch project in place in Montana has been affected by the delay in receiving the OTC-BB listing and in not obtaining financing.  Because of Montana’s harsh winter climate, this delay has set back our Basin Gulch program by one year. Although Basin Gulch contains an open-ended bulk-tonnage gold/silver system that contains well in excess of a million ounces, with outstanding high-grade exploration targets untested, the current rules in Montana mean that a large-scale open pit gold mine will be too difficult to permit. Several local higher grade targets were discovered in the previous exploration of the property. These can be permitted and developed in a short period of time, especially under the small miners provisions in Montana. In addition, the property contains excellent targets for bulk high-grade gold/silver ore within a nested diatreme complex and along associated structures. These targets will be systematically explored. Outlined below is AGI’s planned staged development of the Basin Gulch property. The initial reserves can be mined under Montana’s small mine provisions, so permitting can be completed in weeks instead of years.

Our officers and directors will handle our administrative duties with the help of three consultants as discussed below. Mr. Rauno Perttu, our CEO, has more than 35 years in economic geology and management. He discovered and explored the Basin Gulch property. AGI recently retained Mr. David Hembree as an additional experienced mining geologist with underground management experience. As needed, Mr. Hembree will be supported by a younger field geologist, Mr. Brian Perttu, who is a consultant on an as needed basis for AGI. Mr. Brian Perttu is the nephew of Mr. Rauno Perttu.

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

Cost and revenue assumptions—Basin Gulch

The focus of our above described Plan of Mining Operations at Basin Gulch is aimed at the exploitation of a high-grade breccia zone, with the following cost and revenue assumptions pertaining to the Basin Gulch property:

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

Jungo Property, Humboldt County, Nevada

The Company has conducted limited preliminary exploration at its Jungo gold exploration property in Humboldt County, Nevada.  Initial results are promising, and as soon as further review is completed, the results of this initial work will be announced.  A formal exploration program is being prepared for the Jungo property, which is favorably located in Nevada. Based on confirmation of our initial results, an exploration program and a budget of associated funding requirements will be prepared.

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

Results of Operations - Benton Property Rights Terminated

The following discussion of the financial condition and results of operations of AGI should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Historical pro forma financial information presented for the year ended December 31, 2005 is that of Aultra Gold, Inc. (f/k/a New World Entertainment Corp.) on a condensed combined consolidated basis with Aultra Gold Inc. (formerly Dutch Mining (Canada) Ltd.), which reflects our acquisition of AGI on January 22, 2007

Since its inception on January 20, 2006, AGI has incurred the following expenses. Operating costs were $491,773. Mining development and explorations costs were $136,836, permitting and related costs of $11,272 consulting of $155,668 and other administrative costs of $187,997. Extraordinary costs of $393,373 were incurred with respect to AGI’s investment in the Benton Mine Property, in Josephine County, Southwestern Oregon, which was written off in 2006 in connection with a decision by management to discontinue funding mining operations under an agreement that has been terminated by AGI with Dutch Mining LLC. AGI had obtained mining rights to the Benton Mine gold project through a direct buy out of the controlling rights from Dutch Mining, LLC (DMO), a limited liability company formed in 1994 in Merlin, Oregon, USA. In 1994, DMO acquired by assignment a Mining Lease and Option to Purchase covering the Benton Mine Group, which consists of 24 mining claims in good standing.

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

General and Administrative Expenses to September 30, 2006.

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

Recent Accounting Pronouncements-continued

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

Results of Operations for the three month Period from July 1, 2007 through September 30, 2007

We have not earned any revenues from July 1, 2007 through September 30, 2007.  We do not anticipate earning revenues unless we enter into commercial production on the Basin Property, which cannot occur until we raise sufficient funds to start those efforts.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Basin Gulch property or on the Jungo Property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $121,445 for the three month period from July 1, 2007 to September 30, 2007. These operating expenses were comprised of professional fees of $18,721; consultant and contractor fees $43,788; licensing and permit fees of $0; transfer agent costs of $2,424, regulatory fees and filings of $0; marketing fees of $0; office rent of $1,350;; and office, bank charges and other sundries, net of interest income, of $2,620.

During this period we have maintained our property position, conducted very little exploration and our focus has remained on our filings with the SEC, obtaining a market maker and obtaining a listing on the OTC BB.  There is no assurance this can happen however management believes that if obtained such a listing might make financing more available.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the nine month Period from January 1, 2007 through September 30, 2007

We have not earned any revenues from January 1, 2007 through September 30, 2007.  We do not anticipate earning revenues unless we enter into commercial production on the Basin Property, which cannot occur until we raise sufficient funds to start those efforts.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Basin Gulch property or on the Jungo property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $386,915 for the nine month  period from January 1, 2007 to September 30, 2007. These operating expenses were comprised of professional fees of $61,149; consultant and contractor fees $155,664; licensing and permit fees of $11,272; transfer agent costs of $2,424, regulatory fees and filings of $11,272; marketing fees of $422; office rent of $2,797; foreign exchange gain of $4,154; and office, bank charges and other sundries, net of interest income, of $5,977.

During this period we have maintained our property position, conducted very little exploration and our focus has remained on our filings with the SEC, obtaining a market maker and obtaining a listing on the OTC BB.  There is no assurance this can happen however management believes that if obtained such a listing might make financing more available.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer, also concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that could significantly, or are reasonably likely to materially affect, our affect internal controls over financial reporting that occurred during the our fiscal quarter ended September 30, 2007.

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

On or about April 17, 2007, a lawsuit was filed by 761273 B.C. Ltd., Calderan Ventures Ltd., Scott Kostiuk, William Parkin, Ronald Oliver, Lubomir Palecek and Krista Dayton under the laws of the Province of British Columbia, Canada in the British Columbia Supreme Court for a total amount of $ 203,311.88 ( CAD$225,000 *1 ) against our company, Rauno Perttu, our President, Chief Executive Officer and a member of our board of directors, and Balhinder Bhullar, our former Chief Financial Officer and a member of our board of directors, and others with regards to an alleged contractual obligation and resulting alleged restitution obligation pursuant to an alleged settlement agreement entered into by Aultra Gold Inc. The Action was commenced by Writ of Summons without a Statement of Claim. Six of approximately 57 shareholders of Aultra Gold (Canada) decided not to participate in the January 22, 2007 share exchange transaction the Company, despite facts that four of the six complainants had executed their share exchange materials. The six minority shareholders requested the return of their share subscription funds from Aultra Gold (Canada), and a settlement arrangement was being negotiated to accommodate their requests, with a prospective April 15th, 2007 closing date. These discussions were deferred pending receipt of certain public financings in the Company. We have entered an Appearance to the Action and will be preparing our statement of defense in response to any Statement of Claim that may in the future be received and we intend to contest the case vigorously.

ITEM 1. LEGAL PROCEEDING-continued

On October 23, 2007 we were notified in writing by out former Chief Financial Officer, Bal Bhullar, that certain corporate records which were kept in the Vancouver office had been seized by the landlord of the building.  We believe that this action was taken by the Landlord under the belief that the rent had not been paid.  The rent was paid by a third party and we do not believe that such action was justified.  We hope to resolve this issue in an amicable fashion.  We believe that the corporate records will be recovered and we hope to resolve this issue in an amicable fashion .

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

______________________________ Note #1: $225,000.00 CAD converted into U.S. Dollars at a rate of 1 CAD = 0.903608 USD

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

The following unregistered securities have been issued by us since September 30 2007, and have not been previously disclosed in our Annual Report on Form 10-KSB or in our Current Reports on Form 8-K:

Third fiscal quarter ended September 30, 2007

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

None.

ITEM 5. OTHER INFORMATION.

(a)  In November the Company  accepted the resignations of Bal Bhullar as its Chief Financial Officer and Edward Lawson as a director.  Mr. Rauno Perttu was appointed as Chief Financial Officer and John Yee was appointed as a director of the Company.

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

AULTRA GOLD INC.

November 19 , 2007	By:	/s/ Rauno Perttu
Rauno Perttu
President and Chief Executive Officer
Chief Financial Officer (and Acting Principal Accounting Officer)