Form 10KSB
period 2007-12-31
Aultra Gold Inc.
filed 2008-04-15
CIK 1330323

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

(Registrant's telephone number, including area code) (541) 899-8036
(Formerly known as and former address of)
New World Entertainment Corp., 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada 89128
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

The aggregate market value of the common stock, $.001 par value, held by non-affiliates of the issuer, based upon the closing price of Common Stock on March 10, 2008, as reported on the Pink Sheets under the symbol “AGDI.OB,” was approximately $9,094,667 (96,146,668 shares less the 5,200,000 owned by the officers & directors x $0.10 per share).

The number of shares outstanding of each class of our common equity as of April 14, 2008 is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $0.001	96,146,668

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•
Our ability to obtain additional funding as the exploration for commercially exploitable mineral deposits or reserves, as well as general, legal, accounting and administrative expenses associated with our reporting requirements with the SEC, is expected to require from us total expenditures over the next two years in an approximate amount of $21,850,000.

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

On October 22, 2007 one of our shareholders, Aultra Gold Capital, agreed to cancel 30,000,000 shares which reduced the number of outstanding shares to 65,293,334 as of that date. However in April 2008 the Company agreed to re-issue those shares to Rauno Perttu.

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

On May 31, 2006, AGI acquired the Basin Gulch property in Granite County, Montana, from Strategic Minerals, Inc. a Nevada corporation (“Strategic”) whereby Strategic granted AGI the exclusive right to explore, evaluate, develop, and mine the Basin Gulch Property. In consideration of the acquisition of the Basin Gulch Property, AGI issued to Strategic 20,000,000 of its common shares. Strategic is a related party to AGI.

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

On October 22, 2007 one of our shareholders, Aultra Gold Capital, agreed to cancel 30,000,000 shares which reduced the number of outstanding shares to 65,293,334 as of that date. In April 2008 it was agreed that those shares would be re-issued to Mr. Rauno Perttu.

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

On October, 12, 2007 Mr. Edward Lawson resigned as a director of the Company.

On October 12, 2007 Mr. John Yee was appointed as a Director, replacing Mr. Lawson who had resigned on October 12, 2007and Secretary, replacing Mr. Perttu who resigned as Secretary on the same date.

On November 6, 2007 Ms. Balhjinder Bhullar resigned as Chief Financial Officer and a director.  Mr. Rauno Perttu was appointed Interim Chief Financial Officer until the Company could find a replacement.

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

Mining Lease Agreement

On May 31, 2006, AGI entered into a Mining Lease Agreement with Strategic, whereby Strategic granted AGI the exclusive right to explore, evaluate, develop, and mine the Basin Gulch Property, Montana, in consideration of AGI issuing to Strategic 20,000,000 common shares of its capital stock. The advanced exploration and test mining project consists of eleven patented mineral claims, surrounded by the Deer Lodge National Forest, totaling about 217.9 acres. The claims are all located at the head of Basin Gulch, on the northern slopes of the West Fork Buttes, within the Sapphire Range of the Western Montana Rocky Mountains with proven and probable reserves of 426,135 ounces as estimated by an independent geologist. The Company acquired its Basin Gulch Property from a private company, principals of whom were also common directors with the Company.

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

Stage 2 advance production royalties:

To further evaluate and develop the minerals, the AGI fulfilled the following obligations:

i) by June 10, 2006, it paid a cash payment of $15,000 directly to the underlying property owner;

ii) by September 10, 2006 made a cash payment of $25,000 directly to the underlying property owner;

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

Should production be suspended for a period of 6 months or longer, the twice annual advance production royalty of $50,000 listed above resume. Upon the completion of payments totaling $8,000,000, AGI will have purchased the mineral rights to this property. In the current 2007 fiscal, payments totaling $50,000 have be made directly to the underlying property owner, which satisfy AGI’s interpretation of its minimum obligations of AGI under the Mining Lease Agreement and are consistent with the interpretation of Mining Lease Agreement since it was signed in 2006 AGI believes that the issuance of 20,000,000 shares valued at $0.50 satisfies its purchase obligation with Strategic Minerals, Inc.  There are two principals involved in Strategic.   In February 2008  one principal in Strategic claimed that the Company was in default and that individual  had taken possession of the property by means of a “private foreclosure”.  AGI and the other principal of Strategic believe the attempted action is without merit and intend to vigorously defend its rights to the property.

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

Using a very simple and straightforward averaging technique based on the numerous drill hole assays, which appears to be appropriate for this gold porphyry deposit, an independent geologist estimate of a total of 426,135 ounces of gold for combined Probable and Proven gold was calculated for the Ore Reserves in Blocks A and B only. If 20% is removed to represent uncertainty, this number is approximately 341,000 ounces of gold. Also adding to this conservative approach is that the silver content, a strong component of the mineralization, was not converted to gold equivalency and added to the gold calculated above. In some places on the Basin Gulch prospect, the measured silver content was well in excess of 10 ounces per ton.

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

Test Mining

The following is AGI’s currently test mining plan for 2008.

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

Projected Costs for Plan of Mining Operations

Our business plan calls for significant expenses in connection with the mining plans for development of production on the Basin Gulch Property, as summarized in the table of planned expenditures below:

Dates for Work Program	Use of Proceeds	Estimated Costs
April, 2008	Drilling and assaying	$60,000
April, 2008	Complete Mine Plan	$40,000
May through June, 2008	Mine Development	$1,500,000
May through July, 2008	Additional evaluation of known shallow high-grade structures	$750,000
May through August, 2008	Exploration of diatreme targets	$1,500,000
May through December, 2009	Construction of initial processing plant for Production by mid-2008	$3,000,000
March through December 2009	Expansion of plant with new ore from diatreme and/or known targets	$15,000,000

We do not have sufficient funds to conduct the April 2008 work phases of further drilling and assaying, and completion of the mine plan on the Basin Gulch Property, and the Company will require additional financing in order to complete the work associated with the projected cost to initial production, totaling estimated at $6,850,000. The entire estimated costs of the Company’s plan for mining operations, assuming the diatreme targets for the Basin Gulch property are $21,850,000.

Description of Jungo

On June 1, 2007, Aultra Gold, Inc. (the "Company"), entered into a formal binding Agreement of Purchase and Sale (the "Agreement") with W.R. Hansen, an individual (the “Seller”), pursuant to which the Company acquired from the Seller certain mining claims together with all improvements and all equipment owned by the Seller located thereon, located in Humboldt County, State of Nevada (the “Property”). In consideration of the purchase of the Property, the Company agreed to: (i) reimburse the Seller for all staking and filing costs related to the Property, (ii) issue to the Seller 50,000 restricted shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), valued at $0.50 per share, (iii) upon its sole determination of sufficient mineralization to place the Property in production, to further issue to the Seller additional 50,000 restricted shares of the Company’s Common Stock, such that the Company shall make such a determination not later than 30 days following the acquisition of the data contemplated by paragraph 3.3 of the Agreement, (iv) not later than 10 days following the date the Property is placed into development for production of metals, to issue to the Seller an additional 100,000 restricted shares of the Company’s Common Stock, and (v) as further consideration after the Property is placed in production, to direct to the Seller a monthly Net Smelter Royalty of 2% upon all gold, silver, copper, or other metals (the “Metals”) produced and sold from the Property (each royalty payment shall be paid not later than 30 days following the last day of the month in which the metals were produced and sold). Closing of the sale and purchase of the Property occurred on the same date, as under the Agreement both the Company and the Seller have performed their mutual obligations under paragraph 2.2 and Section 4 thereof.

Other Opportunities in Nevada:

AGI is currently in the process of claim-staking a new Nevada exploration target in the middle of north-central Nevada. This region contains several large existing gold mines.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in United States generally, and in Montana and Neveda specifically. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, well safety and other matters. Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations. The Company has had no material costs related to compliance and/or permits in recent years, and anticipates no material costs in the next year. The Company will not be required to obtain a permit in order to conduct Phases 1 and 2 of its proposed exploration program for Basin Gulch.

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

Employees

As of April 14, 2008, the Company’s subsidiary, AGI, had a full time employment agreement with Mr. Rauno Perttu, the Company’s CEO, President and director, pursuant to which Mr. Perttu provides services to the Company. The Company anticipates that it will be conducting most of its business through agreements with consultants and third parties.

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

We have no operating history and have not proved that we can operate successfully. We face all of the risks inherent in a new business. If we fail, your investment in our common stock will become worthless. From our inception on January 26, 2005 to the end of the period ended December 31, 2007, we have not earned any revenue. The exploration for commercially exploitable mineral deposits or reserves, as well as general, legal, accounting and administrative expenses associated with our reporting requirements with the SEC, is expected to require from us total expenditures over the next twelve months in an approximate amount of $21,850,000. We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve-month period. We will require additional financing for our operational expenses, and further exploration work for commercially exploitable mineral deposits or reserves. We are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have arrangements for additional funds. Your investments in our common stock must therefore be regarded as the placing of funds at a high risk in a recently formed company with all the unforeseen costs, expenses, problems, and difficulties to which such companies without proven record are subject to.

We have had losses since our inception. We expect losses to continue in the future and there is a risk we may never become profitable.

We have incurred operating losses of $480,487 and $65,585 during the year ended December 31, 2007 and 2006, respectively. In addition, during that period, we have used cash of $317,848 and $ 6,249 in our operating activities, and had a net working capital deficiency of $195,656 at December 31, 2007. We expect to continue to incur significant operating expenses as we maintain our current line of power-line products and continue research and development toward new advance power-line technologies. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, of which there can be no assurance, you may experience significant additional dilution.

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

Despite obtaining financing in the amount of $300,000 during fiscal 2007, we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. We do not have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 10, 2008, our independent auditors stated that our accompanying financial statements filed herewith were prepared assuming that we will continue as a going concern. However, we have incurred operating losses, of $480,487 and $65,585, during the year ended December 31, 2007 and 2006, respectively. In addition, during these periods, we have used cash of $317,848 and $6,249, respectively, in our operating activities. We are uncertain if we will have sufficient cash to operate for the next twelve months, our ability to sustain our operations beyond this period without further financing cannot be assured.

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

We are a small company with only one employee as of December 31, 2007. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We require additional working capital in order to achieve commercial production at the Basin Gulch Property.

Our current operating funds are less than necessary to complete all intended plan of mining operations for the Basin Gulch Property, currently estimated a projected cost to initial production, totaling $6,850,000. The entire estimated costs of the Company’s plan for mining operations, assuming the diatreme targets for the Basin Gulch property are $21,850,000. These projected costs are more fully discussed in the section entitled Projected Costs for Plan of Mining Operations (below). The Company does not havesufficient funds on hand for the unpaid amounts of our estimated costs related to maintaining the minimum annual payment obligations associated with the maintenance of the Basin Gulch Property as discussed in this Current Report and our estimated administrative costs for 12 months from the date of this Current Report. Therefore, we will need to obtain additional financing in order to complete our business plan. As of December 31, 2007, the Company had no cash. The Company has no income from operations.

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

We are heavily dependent on the members of our management team, the loss of any of whom could have a material adverse affect on our ability to implement our business plan. While we have entered into employment agreement with our Chief Executive Officer, employment agreements could be terminated for a variety of reasons. If, for some reason, the services of our management, or of any member of management, were no longer available to us, our operations and proposed businesses and endeavors may be materially adversely affected. Mr. Perttu, our Chief Executive Officer, and our Chief Financial Officer, is primarily responsible for the success of our business operations. As we continue with our intended operations, other officers may be instrumental in setting up our financial and operational controls and procedures, and we may need to hire additional personnel to perform such functions. Any failure of management to implement and manage our business strategy and growth may have a material adverse affect on us. There can be no assurance that our operating control systems will be adequate to support its future operations and anticipated growth. Failure to manage our growth properly could have a material adverse affect on our business, financial condition or result of operations.

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

Our common stock is currently listed for trading on the Over the Counter Market, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in obtaining future financing. Furthermore, our common stocks may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51 -1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ -where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c) 2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

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

On or about April 17, 2007, a lawsuit was filed by 761273 B.C. Ltd., Calderan Ventures Ltd., Scott Kostiuk, William Parkin, Ronald Oliver, Lubomir Palecek and Krista Dayton under the laws of the Province of British Columbia, Canada in the British Columbia Supreme Court for a total amount of $ 203,311.88 ( CAD$225,000*1) against our company, Rauno Perttu, our President, Chief Executive Officer and a member of our board of directors, and Baljinder Bhullar, our Chief Financial Officer and a member of our board of directors, and others with regards to an alleged contractual obligation and resulting alleged restitution obligation pursuant to an alleged settlement agreement entered into by Aultra Gold Inc. The Action was commenced by Writ of Summons without a Statement of Claim. Six of approximately 57 shareholders of Aultra Gold (Canada) decided not to participate in the January 22, 2007 share exchange transaction the Company, despite facts that four of the six complainants had executed their share exchange materials. The six minority shareholders requested the return of their share subscription funds from Aultra Gold (Canada), and a settlement arrangement was being negotiated to accommodate their requests, with a prospective April 15th, 2007 closing date. These discussions were deferred pending receipt of certain public financings in the Company. We have entered an Appearance to the Action and will be preparing our statement of defense in response to any Statement of Claim that may in the future be received and we intend to contest the case vigorously.

There are two principals involved in Strategic.   In February 2008 one principal in Strategic claimed that the Company was in default and that individual  had taken possession of the property by means of a “private foreclosure”.  AGI and the other principal of Strategic believe the attempted action is without merit and intend to vigorously defend its rights to the property.

In September 2007 some of the Company’s files and possession were seized in a court proceeding in British Columbia when MB Primes, a Company affiliated with a former officer and Director (Balhjinder Bhullar) and current officer and director (Rauno Perttu) were taken due to MB Primes apparent failure to pay rent.   MB Primes disputed this allegation. In March 2008 the Company was to gain access to the seized property and believes it was able to recover its property which will need to be evaluated to ensure that everything was recovered.  It is uncertain if separate claims were filed against Aultra or if Aultra will pursue a claim for damages at this time.

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

No matters were submitted during the fourth quarter of our fiscal year ended December 31, 2007, to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

Market Information

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since March 1, 2006, the Company's Common Stock has been quoted on the OTC Bulletin Board and subsequently Pink Sheets under the symbol NWWE. In February 2008 the Company was successful in its efforts to resume trading on the OTC Bulletin Board and now trades under the symbol AGDI.OB There have been two trades since February 1, 2008.
For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal Year2006 (January 1, 2006 - December 31, 2006)
Firs First quarter (January 1, 2006 - March 31, 2006)	$1.30	$0.01
Sec Second quarter (April 1, 2006 - June 30, 2006)	$1.20	$0.25
Third quarter (July 1, 2006 - September 30, 200)	$1.00	$0.25
Four Fourth quarter (October 1, 2006 - December 31, 2006)	$0.25	$0.01

Year 2007 (January 1, 2007 - December 31, 2007)
First quarter (January 1, 2007 - March 31, 2007)	$0.55	$0.50
Second quarter (April 1, 2007 - June 30, 2007)	$0.55	$0.50
Third quarter (July 1, 2007 - September 30, 2007)	$0.55	$0.50
F Fourth quarter (October 1, 2007 - December 31, 2007)	$0.55	$0.50

 * For the period indicated, quotation of the Company’s common stock commenced on March 13, 2006.

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

Holders

The approximate number of holders of our Common Stock as of April 14, 2008 was 68.

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

Equity Compensation Plan Information

As of the end of our fiscal year ended December 31, 2007, we did adopt a form of an incentive stock option plan.

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

During fiscal year 2007 the Company granted options to purchase an aggregate of 200,000 shares of common stock that were granted, the following stock options have been granted to directors of the Company:

Name	Stock Options Granted	Position
Rauno Perttu	50,000	President & Chief Executive Officer, Director
Hon. Edward Lawson	50,000	Director
Richard Crofts	50,000	Director
Jeremy Caddy	50,000	Director

The options granted to Hon. Edward Lawson and Richard Crofts have expired.  As of December 31, 2007 the Company had outstanding options to purchase an aggregate of 100,000 shares of common stock at an exercise prices of $0.50 per share.

Recent Sales of Unregistered Securities

During 2007 Fiscal Year

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

On June 1, 2007 we agreed to issue 50,000 shares of our Common Stock in relationship to the purchase of the Jungo property.

Subsequent to January 1, 2008

The Company re-issued 30,000,000 to shareholder who had those shares cancelled in 2007.

Fiscal year ended December 31, 2007, 2006 and 2005

Information regarding our sales of our unregistered securities for the fiscal years ended December 31, 2007, 2006 and 2005, has been previously furnished in our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

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

Plan of Operation

We do not have sufficient funds to conduct   work phases of further drilling and assaying, and completion of the mine plan on the Basin Gulch Property or the Jungo Property, we will require additional financing in order to complete the work associated with the projected cost to initial production, totaling estimated at $6,850,000. The entire estimated costs of our plan for mining operations, assuming the diatreme targets for the Basin Gulch property are $21,850,000. See Section 2.01 entitled “Projected Costs for Plan of Mining Operations.”

Aultra’s goals and objective for the current year will be adjusted according to the availability of funds and changing market conditions.  Management has identified several work programs for its Basin Gulch and Jungo properties which vary in the amount of funding required from less than $1,000,000 to as much as $22,000,000.  Management’s goal is to raise at least $2,000,000 to move these properties forward.  As additional funds become available, management plans to continue to advance its current properties and also plans the acquisition of additional properties which it has identified.  Management’s goal is to perform additional evaluation and exploration with a view to possibly obtaining a JV partner on those projects to allow the Company to grow more quickly and to expand the Company’s project base.  Management estimates that the initial cost to pursue this course of action to be approximately $1,000,000.  In addition Management is reviewing additional mineral properties throughout the world.  The acquisition of such properties appears very attractive however such an approach would require even more immediate or short term cash, in the range of $6,000,000.  Management has had and will continue to have discussions both for acquisitions and financing with the goal that both the properties and financing can be arranged in a coordinated time frame.  Management’s focus in these efforts is to enhance shareholder value and create a base of operations from which future expansion and growth can occur.

Much of the past year has been spent to obtaining trading status on the OTC as well as a number of changes at the management and director level of the Company.  While the effects from some of the changes continue, we believe that our reorganizational efforts have been successful and a stronger and more experience management team is in the process of being created, which will lay the foundation of our future growth.

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

Phase C)     Starting summer of 2008, drilling is planned in nearby known target areas of high-grade mineralization for additional underground reserves & if blocked out, these will be developed as soon as possible with mining crews.

Phase D)   Also starting summer 2009, permitting activities are to be conducted for a series of small sequential cuts in an advancing mine front, with corresponding sequential reclamation to minimize environmental disturbance. Initial near-surface areas have about 3 million tons at 0.04 recoverable opt, or 150,000 ounces. At projected 2,000 tons of production per day mining rates, and 250 days per year, we project production of 20,000 ounces per year for 6 years. At $500 per ounce, we project revenues of $10 million per year, with $5 million per year in associated costs. Permitting for this stage could take an additional 1 to 3 years, but AGI’s exploration of identified and potential high-grade zones may find sufficient new high-grade underground reserves to allow continuous operations. While some of the projected Phase A and Phase B production volumes and grades are estimates, the much larger Phase D reserves are based on a large number of trenches and pattern drill holes. AGI also plans to drill deep diatreme targets early. If a large high-grade “boiling zone” deposit is discovered, it will be incorporated into the development plans.

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

Results of Operations for the Period from Inception through December 31, 2007

We have not earned any revenues from our incorporation on January 26, 2005 to December 31, 2007.  We do not anticipate earning revenues unless we enter into commercial production on the Basin Gulch Property, which will not happen for the foreseeable future.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $480,487 for fiscal 2007 compared to $65,585 for the period from January 1, 2006 to December 31, 2006. These operating expenses were comprised of mineral property costs of $179,414 (2006 $ 9,240), transfer agent costs of $748, professional fees of $71,818 (2006-$36,575) filing fees of $4,691 (2006 $1,600) and office, bank charges and other sundries, of $1,484.  All of these 2007 costs increased as a result of the change of control which occurred in January 2007 prior to that time the Company had limited operations.  The change of control also resulted in the Company expanding its operations in the mineral exploration business which increased the exploration costs on mineral properties from $9,240 in 2006 to $179,414.  The professional fees also increased from $36,575 in 2006 to $71,819 in 2007  and Consulting costs increased from $-0- in 2006 to $185,668 as the Company incurred ongoing costs in its SEC reporting as well as its efforts to become trading on the OTC bulletin board which occurred in February 2008.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

General and Administrative Expenses

General and administrative expense consisted of accounting and professional fees and other general expenses. General and administrative expenses for the for the fiscal year ended December 31, 2007 were $ 480,487, as compared to $65,716 for the fiscal year ended December 31, 2006 The primary reason for the increase in general and administrative expenses was professional fees.
Net income (loss) for the fiscal year ended to December 31, 2007 was a loss of ($480,487), as compared to a net loss of $65,585 for the fiscal year ended December 31, 2006.

Liquidity and Capital Resources
At December 31, 2007, our cash was $-0- and we had currently liabilities of $364,676. Since our inception on January 20, 2005, to the end of the period ended December 31, 2007, we have incurred losses of $480,487. We attribute our net loss to having no revenues to offset our operating expenses. Net cash used in operating activities was $59,156 for the period ended December 31, 2007. At December 31, 2007, we had an accumulated deficit of $596,178.

For the period ended December 31, 2007, net cash used in investing activities was $3,272,001, resulting from investments made in our mineral properties. As further explained above, pursuant to the terms of the Release Agreement dated December 8, 2006, we abandoned the strategy of acquiring and licensing of online gaming technologies. As more fully described above, we are now solely engaged in the business of acquiring and exploring gold and mineral properties with proven and probable reserves principally located in Nevada and Montana, USA, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

We have no cash flow from operations and do not have cash and or equivalents to meet our core operational requirements for the next 12 months, but we will also be required to raise additional working capital to fund our Plan of Mining Operations of approximately $3.5 to $5 Million in planned equity financing and three trenches of $5 Million each in debt financing over the next three years in order to carry-out the Plan of Operations as discussed further above.

Subsequent to the year end a major shareholder of the Company verbally agreed to make available up to 20,000,000 of its free trading shares to help arrange financing for the Company.  Further details of this verbal arrangement need to be worked out and there is no assurance that a definitive agreement will be reached. The objective of such an arrangement is that free trading shares owned by that shareholder will be sold and the net proceeds will then be reinvested back into the Company as a private placement which replaces the shares sold by that shareholder.  This is commonly called a “gypsy swap”, the investor group pays cash and receives free trading shares, the private shareholder exchanges free trading shares for restricted shares, the Company receives cash and issues restricted shares.  There is no assurance that such a financing will be successful however the Company has received indications of interest that such a plan might be able to raise between $5,000,000 and $10,000,000.  If successful the Company would announce a private placement with a major shareholder at a price per share which will reflect the net proceeds received by that shareholder with no gain or loss of either shares or cash by that shareholder. The price per share announced in that private placement may be significantly different (higher or lower) than the price per share of the Company’s share price trading at the time the announcement is made.

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

Future Plans

Aultra’s goals and objective for the current year will be adjusted according to the availability of funds and changing market conditions.  Management has identified several work programs for its Basin Gulch and Jungo properties which vary in the amount of funding required from less than $1,000,000 to as much as $22,000,000.  Management’s goal is to raise at least $2,000,000 to move these properties forward.  As additional funds become available, management plans to continue to advance its current properties and also plans the acquisition of additional properties which it has identified.  Management’s goal is to perform additional evaluation and exploration with a view to possibly obtaining a JV partner on those projects to allow the Company to grow more quickly and to expand the Company’s project base.  Management estimates that the initial cost to pursue this course of action to be approximately

$1,000,000.  In addition Management is reviewing additional mineral properties throughout the world.  The acquisition of such properties appears very attractive however such an approach would require even more immediate or short term cash, in the range of $6,000,000.  Management has had and will continue to have discussions both for acquisitions and financing with the goal that both the properties and financing can be arranged in a coordinated time frame.  Management’s focus in these efforts is to enhance shareholder value and create a base of operations from which future expansion and growth can occur.

Much of the past year has been spent to obtaining trading status on the OTC as well as a number of changes at the management and director level of the Company.  While the effects from some of the changes continue, we believe that our reorganizational efforts have been successful and a stronger and more experience management team is in the process of being created, which will lay the foundation of our future growth.

Subsequent to the year end a major shareholder of the Company verbally agreed to make available up to 20,000,000 of its free trading shares to help arrange financing for the Company.  Further details of this verbal arrangement need to be worked out and there is no assurance that a definitive agreement will be reached. The objective of such an arrangement is that free trading shares owned by that shareholder will be sold and the net proceeds will then be reinvested back into the Company as a private placement which replaces the shares sold by that shareholder.  This is commonly called a “gypsy swap”, the investor group pays cash and receives free trading shares, the private shareholder exchanges free trading shares for restricted shares, the Company receives cash and issues restricted shares.  There is no assurance that such a financing will be successful however the Company has received indications of interest that such a plan might be able to raise between $5,000,000 and $10,000,000.  If successful the Company would announce a private placement with a major shareholder at a price per share which will reflect the net proceeds received by that shareholder with no gain or loss of either shares or cash by that shareholder. The price per share announced in that private placement may be significantly different (higher or lower) than the price per share of the Company’s share price trading at the time the announcement is made.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the year ended December 31, 2007, contained in this Current Report. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

See attached exhibit

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

(i)
the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant’s financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-B and the related instructions to this item) or a reportable event (as described in paragraph 304(a) (1) (v) of Regulation S-B).

ITEM 8A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

 (b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that could significantly, or are reasonably likely to materially affect, our affect internal controls over financial reporting that occurred during the our fiscal year  ended December 31, 2007.

ITEM 8A (T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table sets forth information regarding our directors and executive officers as of March 1, 2008, who are our directors and executive officers:
Name	Age	Position	Director Since
Rauno Perttu (1)	61	President, Chief Executive Officer and Director	January 2007
Hon. Edward Lawson (5)
Richard Crofts	68	Director	January 2007
Baljinder Bhullar (2)	37	Chief Financial Officer and Director
Jeremy Caddy (2)
John Yee	62	Director and Corporate Secretary	October 2007
Michelle Dobson (4)
 On October 12, 2007, became the interim Chief Financial Officer upon the resignation of Ms. Baljinder Bhullar(2) On March 22, 2007 Jeremy Caddy resigned as our director and Ms. Baljinder Bhullar was appointed as a member of our board of directors to fill the corresponding vacancy created.   On October 12. 2007 Ms. Bhullar resigned as a director.
 (3) Appointed a director and Corporate Secretary on October 12. 2007(4) Appointed as the CEO, President, CFO and sole director of the Company on April 1, 2006. Subsequently, Ms. Dobson resigned as the Company’s CEO, President, CFO and sole director on January 22, 2007.
 On October 12, 2007 Mr. Lawson resigned as a director of the Company.
Set forth below is a biographical description of each director and senior executive officer of the Company and AGI based on information supplied by each of them.

Rauno Perttu - President and Chief Executive Officer, Interim Chief Financial Officer, Director

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

John Yee Corporate Secretary and Director

John K. Yee, age 62,  real estate developer, involved in many large land and housing projects in the lower mainland Canada British Columbia and US States. for the past 30 years.

Mr. Yee spent 15 years in the golf and hospitality industries in the United States Canada and Asia. Mr. Yee has a multinational background and was involved in numerous ventures in the US, Canada, Japan and more specifically in the Far East. In 1994 Mr. Yee was appointed Director of Goldrush Casino and Mining Cooperation (“Goldrush”), a Vancouver Stock Exchange listed company GDH which is no longer in operation. He then became President and Director of Goldrush during 1995 to 1996, to oversee the business plans of the Company.

The Company’s mining property was in Black Hawk, Colorado with hotel and casino properties in Colorado and Las Vegas.

In 2003 to 2005 Mr. Yee was the Chairman of Magnum d’Or Resources Inc. an OTC public listed Company (Symbol MAG.OB). Under his management, Magnum acquired large gold and copper potential properties in Mongolia. The Shandi property is in an excellent geological region and borders the famous Ivanhoe Mines as well as International Uranium Corp. In 2004 Mr. Yee was also instrumental in acquiring another significant property in upper Mongolia the Khul Morit for Magnum and was instrumental in a JV structure with Placer Dome for the Khul Morit Mongolian Property.

Currently Mr. Yee is serving as director for 3 other private mining Companies.

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

Nominating Committee

At this time, our board of directors does not have a nominating committee. Since the filing of our annual report for the fiscal year ended December 31, 2007, there have not been any material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Family Relationships

There are no family relationships among any of our officers or other directors

Compliance With Section 16(A) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act, as of December 31, 2007:

Name & Relationship	Number of Late Reports	Transactions not Timely Reported	Known Failure to File a Required Form

Rauno Perttu
John Yee			1

Code of Ethics

As of the date of this Annual Report, the Company has not adopted a Code of Ethics (the “Code of Ethics”) applicable to the Company’s principal executive, financial and accounting officer or persons performing similar functions. The Company intends to adopt the Code of Ethics sometime in the second calendar quarter of 2008.

ITEM 10:	EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of Company’s chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2007. None of the Company’s officers received compensation in excess of $100,000 during any of the year ended December 31, 2007.
Summary Compensation Table
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Rauno Perttu CEO, President and Director (1)	2006	-	--	--	--	--	--	--	-

(1) Appointed as the CEO, President and Director of the Company on January 22, 2007.

The following table sets forth the compensation earned by the Company’s Chief Executive Officer during the fiscal year ended December 31, 2007, and other executive officers whose annual compensation exceeded $100,000 during any of the fiscal year ended December 31, 2007. None of the Company’s officers received compensation in excess of $100,000 during fiscal year ended December 31, 2007.
		Annual Compensation		Long-term compensation		Payouts
Name & Principal Position	Year	Salary $	Bonus $	Restricted Stock Awards	Number of Options	LTIP payouts ($)	All other Compen sa- Tion ($)

Ro Rauno Perttu	2007	0	0	0	0	0	$0
C Pr President and Director (1)
(1)	Resigned as the Company’s CEO, President and sole Director on March 31, 2006.

The following table sets forth information concerning the total compensation that AGI has paid or that has accrued on behalf of AGI’s chief executive officer and other executive officers with annual compensation exceeding $100,000 from inception on January 1, 2007 to December 31, 2007.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Rauno Perttu CEO, President and Director	2007	$120,000	--	--	--	--	--	--	$120,000

(1) With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment, none of the named executive received any other compensation, perquisites or personal benefits in excess of $10,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

During our fiscal year ended December 31, 2007, we did adopt a form of an incentive stock option plan.

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

Director Compensation

The following table sets forth with respect to each named director, compensation information inclusive of equity awards and payments made in the fiscal year ended December 31, 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g) (3)	Total ($) (h)
Rauno Perttu (1)	--	--	--	--	--	--	--
Richard Crofts (1)
John Yee (1)	--	--	--	--	--	--	--
(1)
With the exception of reimbursement of expenses incurred by our directors during the scope of their services, none of the named executive received any other compensation, perquisites, and personal benefits in excess of $10,000.

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

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Rauno Perttu (2)	5,100,000	7.71%
John Yee	-0-	0.00%
Richard Crofts (2)	100,000	0.152%
Strategic Minerals Inc. (3)	20,000,000	30.24%
Aultra Gold Capital Inc. (4)	25,000,000	37.79%
All officers and directors as a group (3persons)
(1)
Applicable percentage ownership is based on 66,146,668 shares of common stock outstanding as of March 1, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of March 1, 2008 for each stockholder Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 1, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The address for these directors is 120 North 5th Street, Jacksonville Oregon 97530.
(3)	The address for this beneficial shareholder is 120 North 5th Street, Jacksonville Oregon 97530
(4)	The address for this beneficial shareholder is c/o Hallmark Bank & Trust Ltd., PO Box 656, Tropicana Plaza, Providenciales, Turks & Caicos Islands, British West Indies.

Equity Compensation Plan Information

 As of the end of our fiscal year ended December 31, 2007, we did adopt a form of an incentive stock option plan.

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

Of the options to purchase an aggregate of 200,000 shares of common stock that were granted, the following stock options have been granted to directors of the Company:

Name	Stock Options Granted	Position
Rauno Perttu	50,000	President & Chief Executive Officer, Director
Hon. Edward Lawson (1)	50,000	Director
Richard Crofts	50,000	Director
Jeremy Caddy (1)	50,000	Director
(1) These options expired during the fiscal year 2007 as a result of their resignations as directors.
ITEM 12:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Board Determination of Independence

Our board of directors has determined that Mr. Richard Crofts are each “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).  Under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of the Company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the Company’s outside auditor. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent.

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
33
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

10.2+	Rauno Perttu Executive Employment Agreement. (4)

10.3	Mining Lease Agreement entered into by and between Aultra Gold, Inc. (Canada) and Strategic Minerals Inc., dated May 31, 2006. (4)

10.4	Settlement and Release Agreement entered into by and among Aultra Gold, Inc. (fka New World Entertainment Corp.), World Mobile Network Corp. and Liverpoole, Inc., dated December 8, 2006. (4)

10.5	2003 Incentive Stock Option Plan. (4)

10.6	Mining Lease Agreement entered into by and between Aultra Gold, Inc and W.R. Hansen (5)

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
(4) Incorporated by reference to the Company’s Current Report filed with the SEC on Form 8-K on February 28, 2007.
(5) Incorporated by reference to the Company’s Current Report filed with the SEC on Form 8-K on June 7, 2007.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants billed the following fees for the services indicated:
	Fiscal year-ended	Fiscal year-ended
	December 31, 2007*	December 31, 2006
Audit fees	$3,000	$3,000
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	15,600	15,600
* Moore & Associates billed us as estimated $15,600 during the fiscal year ended December 31, 2007.
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

Aultra Gold, Inc.

Dated: April 13, 2008	By:	/s/ Rauno Perttu
Name: Rauno Perttu Title: Chief Executive Officer

Dated: April 13, 2008	By:	/s/ Rauno Perttu
Name: Rauno Perttu Title: Chief Financial Officer and acting Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rauno Perttu Rauno Perttu	Chief Executive Officer, President, Interim Chief Financial Officer, Acting Principal Accounting Officer and Director	April 14, 2008

/s/ John Yee John Yee	Director	April 14, 2008

/s/ Richard Crofts Richard Crofts	Director	April 14, 2007

AULTRA GOLD INC.
An Exploration Stage Company
 (Formerly New World Entertainment Corp.)

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aultra Gold Inc.

We have audited the accompanying consolidated balance sheets of Aultra Gold Inc. as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on January 25, 2005 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aultra Gold Inc. as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on January 25, 2005 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1c to the financial statements, the Company has incurred a net loss of $490,618, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1c.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 10, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Balance Sheets
As at December 31, 2007
(Stated in United States Dollars)
	December 31	December 31
	2007	2006
	$	$
A S S E T S
Current Assets
Cash	58	58
Interest receivable and prepaids	225	225
Investment in marketable securities (note 3)	6,232	-0-
Accounts receivable and accrued receivables	162,563	-0-
Notes Receivable	-0-	3,250,000
Total Current Assets	169,020	3,250,283
Fixed Assets (note 6)	50,000	0
Total Assets	194,020	3,250,283

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	364,676	28,641
Total current liabilities	364,676	28,641

Long-Term Liabilities
Loans	-0-	3,250,000

Total Liabilities	364,676	3,278,641

S TOCK H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 66,146,668 shares issued and outstanding (82,233,333 in 2006 (note 7(a))	66,147	82,233
Cummulative translation adjustment	10,666	-0-
Accumulated deficit in the exploration state (January 25, 2005 to December 31, 2007)	(596,278)	(115,691)
Additional paid-in capital	38,709	5,100

Total stockholders’ equity	(170,656)	(28,358)
Total liabilities and stockholders’ equity	194,020	3,250,283

Approved by the Board of Directors:
/s/ Rauno Perttu	/s/ John Yee
Director	Director

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Operations
From inception on January 25, 2005 to December 31, 2007
(Stated in United States Dollars)

	December 31	December 31
	2007	2006
	$	$

REVENUE	-0-	131

Expenses
Filing Fees	4,691	1,600
Travel	9,462	5,236
Shares issued in lieu of payment for interest	-0-	10,833
Consultants	185,668	-0-
Mineral property expenditures	179,414	9,240
Office and sundry	37,444	1,484
Professional fees	71,819	36,575
Transfer agent	3,644	748
Total expenses	492,475	65,585

Other Revenues and Expenses
Foreign Exchange Gain/Loss	4,154	-0-
Gain on Extinguishment of Debt	10,833	-0-
Loss on investment	(2,999)	-0-
Total other revenue and expenses	11,988	-0-

Provision for Income Taxes	-0-	-0-

Loss for the period	(480,487)	(65,585)

Deficit - beginning of the period	(115,691)	(50,106)

Deficit - end of period	(596,178)	(115,691)

Loss per common shares - basic and diluted	(0.0013)	(0.0016)

Weighted Average Number of Common Shares Outstanding	89,512,694	72,939,346

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Cash Flows
From January 1, 2006 to December 31, 2007
(Stated in United States Dollars)

	December 31	December 31
	2007	2006
	$	$

Operating activities
Loss for the period	(480,487)	(65,585)

Changes in:
Interest receivable and prepaid expenses	-	106
Accounts receivables and accrued receivables	(162,563)	-
(gain) on extinguishment of debt	(10,833)	-
Accounts payable and accrued liabilities	336,035	6,323
Net cash used in operating activities	(317,848)	(59,156)

Investing activities
Mineral property	25,000	-0-
Investments	3,247,001	(3,250,000)
Cash used in investing activities	3,272,001	(3,250,000)

Financing activities
Share capital issued	327,523	10,833
Loans	(3,250,000)	3,250,000
Cumulative translation adjustment	4,154	-
Net cash received from (used by) financing activities	(2,918,323)	3,260,833

Net increase in cash	(58)	(48,323)
Cash – beginning of period	58	48,381
Cash – end of period	0	58

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statements of Stockholders’ Equity
From inception on January 26, 2005 to December 31, 2007
(Stated in United States Dollars)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Exploration Stage	Total Equity (Deficit)
		$	$	$	$

Balance at inception Jan. 26, 2005	-	-	-	-	-

Common shares issued for cash at $0.00005 per share, February 9,2005	30,000,000	30,000	(28,500)	-	1,500

Common shares issued for cash at $0.00005 per share, February 17,2005	30,000,000	30,000	(15,000)	-	15,000

Common shares issued for cash at $0.00005 per share, March 7,2005	11,000,000	11,000	44,000	-	55,000

Common shares issued for cash at $0.0125 per share, April 8,2005	400,000	400	4,600	-	5,000

Shares issued in lieu of payment for
Interest on promissory note, May 2006	10,833,333	10,833	-	-	10,833

Cumulative Net (Loss)	-	-		(115,691)	(115,691)
Balance, December 31, 2006	82,233,333	82,233	5,100	(115,691)	(28,358)

Shares cancelled on acquisition	(10,833,333)	(10,833)	-	-	(10,833)

Shares issued in acquisition January 22, 2007	24,496,668	24,497	-21,141	-	3,356

Common shares issued for cash at $1.50 per share, January 22, 2007	200,000	200	299,800	-	300,000
Common shares reissued for cash at $0.50 per share, April 30, 2007	-	-	10,000	-	10,000
Common shares issued for Jungo Rights at $0.50 June 1, 2007	50,000	50	24,950	-	25,000
Foreign exchange	-	-	-		10,666
Shares cancelled by shareholder	(30,000,000)	(30,000)			(30,000)
Net (Loss) for the period	-	-		(480,487)	(480,487)
Balance, December 31, 2007	66,146,668	66,147	318,709	(596,178)	(170,656)

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
December 31, 2007
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

On May 12, 2006 the Company entered into a share exchange agreement with Liverpoole Inc., a privately-owned corporation organized under the laws of Antigua, for the acquisition of all of the issued and outstanding shares of Liverpoole in exchange for 25,000,000 shares of the Company, upon completion of the agreement.  In connection therewith, in order to secure the right to enter into such agreement with Liverpoole, the Company entered into an agreement with World Mobile Network Corp., a publicly-held corporation, pursuant to which, upon the completion of the agreement, World Mobile Network Corp. agreed to assign its exclusive right to acquire Liverpoole to the Company in exchange for 20,000,000 shares of the Company.  As of December 31, 2006, these agreements were not been finalized.

Effective January 22, 2007 this transaction was terminated.

Effective January 22, 2007, all management and directorship changed.

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
December 31, 2007
(Stated in United States Dollars)
1.      Nature of Operations-continued

c)  Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred a net loss of $490,618 for the period from January 26, 2005 (inception) to December 31, 2007.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
December 31, 2007
(Stated in United States Dollars)

2.	Significant Accounting Policies-continued

d)      Cash

For the purposes of the statement of cash flows, the company considers all funds held in its bank accounts and funds held in trust by third parties as cash.

e)      Investment in mining properties

Prospecting and exploration costs incurred in the search for new mineral properties are charged to expense as incurred.  Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned.  As of December 31, 2007 there were no geologic areas under production.

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

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
December 31, 2007
(Stated in United States Dollars)

2.	Significant Accounting Policies-continued

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

As at December 31, 2007, the Company does not have any asset retirement obligations.

3.      Investment

Details are as follows:
	Number of shares	Market Value	Cost
		$	$
Lomiko Resources Inc. (formerly Lomiko Enterprises Ltd.)	20,000	6,232	8,849

This investment represents a minority interest of less than 10%.  The shares were valued at market as stated as at September 31, 2007.

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
December 31, 2007
(Stated in United States Dollars)

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

As at December 31, 2007, the Company has a receivable MB Primes Management Ltd. (“MB Primes”), a company with directors in common, $61,995.

As at December 31, 2007 the Company has a receivable with Bio Remediation Inc. (“Bio Remediation”), a company with directors in common, $27,056.

As at December 31, 2007 the Company owes its President a total of $169,910 which is a combination of unpaid salary of $75,000 and $94,910 of Company expenses paid for by the President.

The Company acquired its Basin Gulch Property from a private company, one principal of whom is a common director with the Company.  Refer to Note 6.

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
December 31, 2007
(Stated in United States Dollars)

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

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
December 31, 2007
(Stated in United States Dollars)

7.	Share Capital

a)	Details of share capital are as follows:
Authorized: 500,000,000 common shares with a par value of $.001
	Number of
	Shares	Amount
		$
Issued:
Balance – inception January 26, 2005	-	-
Common Shares issued	71,400,000	71,400
Shares issued in lieu of promissory note	10,833,333	10,833
Balance-December 31, 2006	82,233,333	82,233
Restricted common shares issued	24,496,668	24,497
Restricted Common Shares issued for Jungo	50,000	50
Common Shares issued	200,000	200
Shares cancelled	(40,833,333)	(40,833)
Balance – December 31, 2007 (d)	66,146,668	66,147

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
d)	Subsequent to the year end the Company agreed to replace the 30,000,000 cancelled by a shareholder

8.       Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2007

Net loss	$(374,927)
Total income taxes	-0-

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

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
December 31, 2007
(Stated in United States Dollars)

8.       Income Taxes-continued

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date
2005	$24,981	2025
2006	$90,710	2026
2007	$480,487	2027
Total income tax operating loss carry forward	$596,178

9.	Commitments

a)	The Company has a lease for premises which expires on January 31, 2009.

Minimum basic rent of $2,750 (CDN) per month is paid as follows:

Amount
2007	$33,000
2008	33,000
2009	2,750
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

Effective September 30, 2006 this agreement was suspended.

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
December 31, 2007
(Stated in United States Dollars)

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