Form 10QSB
period 2008-03-31
Aultra Gold Inc.
filed 2008-05-20
CIK 1330323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X ]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 19, 2008, the Issuer had 96,146,668 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [         ] No [ X ]

  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

As used in this Quarterly Report on Form 10-QSB (the “Quarterly Report”), the terms "we", "us", "our", the “Company” and mean Aultra Gold Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AULTRA GOLD INC.
Financial Statements
(Expressed in US Dollars)
(unaudited)

March 31, 2008

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Balance Sheets
As at March 31, 2008
(Stated in United States Dollars)

	March 31	December 31
	2008	2007
	$	$
A S S E T S
Current Assets
Cash	-0-	-0-
Interest receivable and prepaids	225	225
Investment in marketable securities (note 3)	6,232	6,232
Accounts receivable and accrued receivables	162,563	162,563
Total Current Assets	169,020	169,020
Fixed Assets (note 6)	25,000	25,000
Total Assets	194,020	194,020

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	472,150	364,676
Total current liabilities	472,150	364,676

Total Liabilities	472,150	364,676

S TOCK H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 66,146,668 shares issued and outstanding (note 7(a)	66,147	66,147
Cumulative translation adjustment	10,666	10,666
Accumulated deficit in the exploration state (January 25, 2005 to March 31, 2008)	(703,652)	(596,178)
Additional paid-in capital	318,709	318,709

Total stockholders’ equity	(278,130)	(170,656)
Total liabilities and stockholders’ equity	194,020	194,020

Approved by the Board of Directors:
/s/ Rauno Perttu	/s/ John Yee
Director	Director

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Operations
From inception on January 25, 2005 to March 31, 2008
(Stated in United States Dollars)

	March 31	March 31
	2008	2007
	$	$

REVENUE	-0-	-0-

Expenses
Filing Fees	-0-	2,108
Travel	-0-	6,061
Shares issued in lieu of payment for interest	-0-	(10,833)
Consultants	54,000	66,086
Mineral property expenditures	25,000	55,716
Office and sundry	-0-	24,201
Professional fees	27,000	26,228
Transfer agent	1,474	-0-
Total expenses	107,474	169,567

Other Revenues and Expenses
Foreign Exchange Gain/Loss	-0-	-0-
Gain on Extinguishment of Debt	-0-	-0-
Loss on investment	-0-	-0-
Total other revenue and expenses	-0-	-0-

Provision for Income Taxes	-0-	-0-

Loss for the period	(107,474)	(169,567)

Deficit - beginning of the period	(596,178)	(115,691)

Deficit - end of period	(703,652)	(285,258)

Loss per common shares - basic and diluted	(0.0016)	(0.0016)

Weighted Average Number of Common Shares Outstanding	66,146,668	71,564,652

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Cash Flows
From January 1, 2006 to March 31, 2008
(Stated in United States Dollars)

	March 31	March 31
	2008	2007
	$	$

Operating activities
Loss for the period	(107,474)	(169,567)

Changes in:
Interest receivable and prepaid expenses	-0-	(109,986)
Accounts receivables and accrued receivables	-0-	90,338
Accounts payable and accrued liabilities	107,474	(81,790)
Net cash used in operating activities	-0-	(101,439)

Investing activities
Mineral property	-0-	-0-
Investments	-0-	(3,243,062)
Cash used in investing activities	-0-	(3,243,062)

Financing activities
Share capital issued	-0-	289,167
Loans	-0-	(3,250,000)
Cumulative translation adjustment	-0-	434
Net cash received from (used by) financing activities	-0-	(2,960,399)

Net increase in cash	-0-	11,657
Cash – beginning of period	-0-	58
Cash – end of period	-0-	11,715

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statements of Stockholders’ Equity
From inception on January 26, 2005 to March 31, 2008
(Stated in United States Dollars)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Exploration Stage	Total Equity (Deficit)
		$	$	$	$

Balance at inception Jan. 26, 2005	-	-	-	-	-

Common shares issued for cash at $0.00005 per share, February 9,2005	30,000,000	30,000	(28,500)	-	1,500

Common shares issued for cash at $0.00005 per share, February 17,2005	30,000,000	30,000	(15,000)	-	15,000

Common shares issued for cash at $0.00005 per share, March 7,2005	11,000,000	11,000	44,000	-	55,000

Common shares issued for cash at $0.0125 per share, April 8,2005	400,000	400	4,600	-	5,000

Shares issued in lieu of payment for
Interest on promissory note, May 2006	10,833,333	10,833	-	-	10,833

Cumulative Net (Loss)	-	-		(115,691)	(115,691)
Balance, December 31, 2006	82,233,333	82,233	5,100	(115,691)	(28,358)

Shares cancelled on acquisition	(10,833,333)	(10,833)	-	-	(10,833)

Shares issued in acquisition January 22, 2007	24,496,668	24,497	-21,141	-	3,356

Common shares issued for cash at $1.50 per share, January 22, 2007	200,000	200	299,800	-	300,000
Common shares reissued for cash at $0.50 per share, April 30, 2007	-	-	10,000	-	10,000
Common shares issued for Jungo Rights at $0.50 June 1, 2007	50,000	50	24,950	-	25,000
Foreign exchange	-	-	-		10,666
Shares cancelled by shareholder	(30,000,000)	(30,000)	30,000		-0-
Net (Loss) for the period	-	-		(480,487)	(480,487)
Balance, December 31, 2007	66,146,668	66,147	348,709	(596,178)	(170,656)

Net (Loss) for the period				(107,474)	(107,474)
Balance, March 31, 2008	66,146,668	66,147	318,709	(703,652)	(278,130)

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
March 31, 2008
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
March 31, 2008
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $678,652 for the period from January 26, 2005 (inception) to March 31, 2008.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
March 31, 2008
(Stated in United States Dollars)

2.	Significant Accounting Policies-continued

d)      Cash

For the purposes of the statement of cash flows, the company considers all funds held in its bank accounts and funds held in trust by third parties as cash.

e)      Investment in mining properties

Prospecting and exploration costs incurred in the search for new mineral properties are charged to expense as incurred.  Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned.  As of March 31, 2008 there were no geologic areas under production.

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
March 31, 2008
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

The Company’s Board of Directors agreed to the adoption of the Stock Option Plan and ratified it on January 25, 2007 effective as of February 1, 2007 providing the issuance of up to 5,225,000 shares of Common Stock of the Company to the officers, directors, employees and consultants of the Company an/or its subsidiaries.  Pursuant to the Stock Option Plan, the Company granted options to purchase an aggregate of 200,000 shares of Common Stock at $1.50 per share to the newly appointed directors and officers that held options to purchase ordinary shares of the Company following the completion of the acquisition, as well as to the newly appointed directors and officers of the Company.  These options were cancelled effective January 1, 2008.

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

As at March 31, 2008, the Company does not have any asset retirement obligations.

3.      Investment

Details are as follows:
	Number of shares	Market Value	Cost
		$	$
Lomiko Resources Inc. (formerly Lomiko Enterprises Ltd.)	20,000	6,232	8,849
This investment represents a minority interest of less than 10%.  The shares were valued at market as stated as at March 31, 2008.

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
March 31, 2008
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

As at March 31, 2008, the Company has a receivable MB Primes Management Ltd. (“MB Primes”), a company with directors in common, $61,995.

As at March 31, 2008 the Company has a receivable with Bio Remediation Inc. (“Bio Remediation”), a company with directors in common, $27,056.

As at March 31, 2008 the Company owes it’s President a total of $251,910 which is a combination of unpaid salary of $105,000 and $146,910 of Company expenses paid for by the President.

The Company acquired its Basin Gulch Property from a private company, one principal of whom is a common director with the Company.  Refer to Note 6.

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
March 31, 2008
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

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
March 31, 2008
(Stated in United States Dollars)

7.	Share Capital

a)	Details of share capital are as follows:
Authorized: 500,000,000 common shares with a par value of $.001
	Number of
	Shares	Amount
		$
Issued:
Balance – inception January 26, 2005	-	-
Common Shares issued	71,400,000	71,400
Shares issued in lieu of promissory note	10,833,333	10,833
Balance-December 31, 2006	82,233,333	82,233
Restricted common shares issued	24,496,668	24,497
Restricted Common Shares issued for Jungo	50,000	50
Common Shares issued	200,000	200
Shares cancelled	(40,833,333)	(40,833)
Balance – December 31, 2007 (d)	66,146,668	66,147
Balance – March 31, 2008 (d)	66,146,668	66,147

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
d)	Subsequent to the year end the Company agreed to replace the 30,000,000 cancelled by a shareholder

8.       Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2007

Net loss	$(434,479)
Total income taxes	-0-

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

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
March 31, 2008
(Stated in United States Dollars)

8.       Income Taxes-continued

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date
2005	$24,981	2025
2006	$90,710	2026
2007	$480,487	2027
Total income tax operating loss carry forward	$596,178

9.	Commitments

a)	The Company has a lease for premises which expires on January 31, 2009.

Minimum basic rent of $2,750 (CDN) per month is paid as follows:

Amount
2008	33,000
2009	2,750
$35,750

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

Effective September 30, 2006 this agreement was suspended and then subsequently cancelled.

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
March 31, 2008
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

General and Administrative Expenses-March 31, 2008

General and administrative expense consisted of accounting and professional fees and other general expenses. General and administrative expenses for the for the fiscal period ended March 31, 2008 were $ 107,474, as compared to $169,567 for the fiscal period  ended March 31, 2007 The primary reason for the decrease in general and administrative expenses was a decrease of office costs of $24,201 and a decrease of mineral property expenditures of $30,716.

Net income (loss) for the period ended to March 31, 2008 was a loss of ($82,474), as compared to a net loss of ($169,567) for the period ended March 31, 2007.

Liquidity and Capital Resources-March 31, 2008

At March 31, 2008, our cash was $-0- and we had currently liabilities of $472,150. Since our inception on January 20, 2005, to the end of the period ended March 31, 2008, we have incurred losses of $703,652. We attribute our net loss to having no revenues to offset our operating expenses. At March 31, 2008, we had an accumulated deficit of $703,652.

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

ITEM 3. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, and subsequent evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report and as a result of the material weakness in our internal controls described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

We had a material weakness with respect to documenting that proper approval was obtained prior to making payment on invoices. Our material weakness was identified in April 2008 by Company management after receiving and reviewing the files from our office in Vancouver, Canada.  The Company had previously closed that office in late 2007. The delivery of those files was delayed due to the Canadian landlord taking action to obtain payment on the office lease.

The Company has a policy of requiring two authorized parties to approve all disbursements however that policy was not followed in the Vancouver office. Specifically the Vancouver office continued to obtain the approval of a former director of the Canadian subsidiary even though that person had resigned as a director of that Canadian subsidiary and was not part of the Company. Using that same approval process the Vancouver office made payments to a management company in the first quarter of 2007.  This management company, which was under the control of that former director of the Canadian subsidiary and the Company’s former CFO, had been providing their services under a service contract which had been suspended effective September 2006.  The Company did not learn of material weakness until April 2008 when management initiated a complete of the files previously located in Vancouver.

Although the Company is continuing its research into these issues however no misstatements of its financial statements occurred since the Company is an exploration stage company and essentially all its costs are expensed as incurred. The payment to the management company was properly recorded as a receivable.

The Company believes that its material weakness first began in the quarter ended March 31, 2007, which is the first quarter in which it became publicly however it also existed in the Canadian subsidiary prior to its acquisition by the Company in early 2007.

We have discussed the material weakness in our internal controls over financial reporting with the Board of Directors and with Moore & Associates, our independent registered public accounting firm for the period covered by this Form 10-K In response, beginning in April 2008, we began taking measures to remediate the material weakness in our internal controls, which measures have included the following:  preparing and approving by Company management and a review by its directors of the disbursements made by the Company and  stressed the importance of following the proper procedures

Limitations on the Effective of Controls

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

(b) Changes in Internal Controls

 During the most recent quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, changes have been implemented subsequent to the period covered by this Form 10-K to add additional controls to correct the material weakness in internal control over financial reporting.

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

On October 23, 2007 we were notified in writing by out former Chief Financial Officer, Bal Bhullar, that certain corporate records which were kept in the Vancouver office had been seized by the landlord of the building.  We believe that this action was taken by the Landlord under the belief that the rent had not been paid.  The rent was paid by a third party and we do not believe that such action was justified.  We hope to resolve this issue in an amicable fashion.  We believe that the corporate records will be recovered and we hope to resolve this issue in an amicable fashion.

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

______________________________ Note #1: $225,000.00 CAD converted into U.S. Dollars at a rate of 1 CAD = 0.903608 USD

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

The following unregistered securities have been issued by us since December 31 2007, and have not been previously disclosed in our Annual Report on Form 10-KSB or in our Current Reports on Form 8-K:

First fiscal quarter ended March 31, 2008

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

None.

ITEM 5. OTHER INFORMATION.

(a)   As of the date of this Quarterly Report, we do not have any board of directors committees. No material changes to the procedures by which security holders may recommend nominees to our board of directors occurred or implemented since our last periodic filing, our Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2007.

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

AULTRA GOLD INC.

Date:	May 19, 2008	By:	/s/ Rauno Perttu
Rauno Perttu
President and Chief Executive Officer

Date:	May 19, 2008	By:	/s/Rauno Perttu
Rauno Perttu
Chief Financial Officer (and Acting Principal Accounting Officer)