Form 10QSB/A
period 2008-03-31
Aultra Gold Inc.
filed 2008-05-22
CIK 1330323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB -Amended May 21, 2008

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

1

2

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

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aultra Gold Inc.
(An Exploration Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of Aultra Gold Inc. as of March 31, 2008, and the related condensed statements of operations, stockholders’ equity (deficit), and cash flows for the three-month periods ended March 31, 2008 and 2007.  These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Aultra Gold Inc. as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated April 10, 2008, we expressed an opinion with a going concern paragraph on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
May 21, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

 Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Balance Sheets
As at March 31, 2008
(Stated in United States Dollars)

	March 31	December 31
	2008	2007
	$	$
A S S E T S
Current Assets
Cash	-0-	$-0-
Interest receivable and prepaids	-0-	225
Investment in marketable securities (note 3)	-0-	6,232
Accounts receivable and accrued receivables	-0-	162,563
Total Current Assets	-0-	169,020
Long term Assets
Long term investment (note 3)	6,232	-0-
Long term receivables	65,485	-0-
Fixed Assets (note 6)	25,000	$25,000
Total Assets	96,717	194,020

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	447,150	364,676
Total current liabilities	447,150	364,676

Total Liabilities	447,150	364,676

S TOCK H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 66,146,668 shares issued and outstanding (note 7(a)	66,147	66,147
Cummulative translation adjustment	10,666	10,666
Accumulated deficit in the exploration state (January 25, 2005 to March 31, 2008)	(800,955)	(596,178
Additional paid-in capital	318,709	318,709

Total stockholders’ equity	(375,433)	(170,656)
Total liabilities and stockholders’ equity	96,717	194,020

Approved by the Board of Directors:

/s/ Rauno Perttu	/s/ John Yee
Director

See notes to financial statements.

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Operations
From inception on January 25, 2005 to March 31, 2008
(Stated in United States Dollars)

	March 31	March 31
	2008	2007
	$	$

REVENUE	-0-	-0-

Expenses
Filing Fees	-0-	2,108
Travel	-0-	6,061
Shares issued in lieu of payment for interest	-0-	(10,833)
Consultants	54,000	66,086
Mineral property expenditures	-0-	55,716
Office and sundry	-0-	24,201
Professional fees	27,000	26,228
Transfer agent	1,474	-0-
Total expenses	82,474	169,567

Other Revenues and Expenses
Foreign Exchange Gain/Loss	-0-	-0-
Gain on Extinguishment of Debt	-0-	-0-
Bad debt	97,303	-0-
Total other revenue and expenses	97,303	-0-

Provision for Income Taxes	-0-	-0-

Loss for the period	(204,777)	(169,567)

Deficit - beginning of the period	(596,178)	(115,691)

Deficit - end of period	(800,955)	(285,258)

Loss per common shares - basic and diluted	(0.003)	(0.0016)

Weighted Average Number of Common Shares Outstanding	66,146,668	71,564,652

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Cash Flows
From January 1, 2006 to March 31, 2008
(Stated in United States Dollars)

	March 31	March 31
	2008	2007
	$	$

Operating activities
Loss for the period	(204,777	(169,567)

Changes in:
Interest receivable and prepaid expenses	225	(109,986)
Accounts receivables and accrued receivables	122,078	90,338
Accounts payable and accrued liabilities	82,474	(81,790)
Net cash used in operating activities	-0-	(101,439)

Investing activities
Mineral property	-0-	-0-
Investments	-0-	(3,243,062)
Cash used in investing activities	-0-	(3,243,062)

Financing activities
Share capital issued	-0-	289,167
Loans	-0-	(3,250,000)
Cumulative translation adjustment	-0-	434
Net cash received from (used by) financing activities	-0-	(2,960,399)

Net increase in cash	-0-	11,657
Cash – beginning of period	-0-	58
Cash – end of period	-0-	11,715

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statements of Stockholders’ Equity
From inception on January 26, 2005 to March 31, 2008
(Stated in United States Dollars)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Exploration Stage	Total Equity (Deficit)
		$	$	$	$

Balance at inception Jan. 26, 2005	-	-	-	-	-

Common shares issued for cash at $0.00005 per share, February 9,2005	30,000,000	30,000	(28,500)	-	1,500

Common shares issued for cash at $0.00005 per share, February 17,2005	30,000,000	30,000	(15,000)	-	15,000

Common shares issued for cash at $0.00005 per share, March 7,2005	11,000,000	11,000	44,000	-	55,000

Common shares issued for cash at $0.0125 per share, April 8,2005	400,000	400	4,600	-	5,000

Shares issued in lieu of payment for
Interest on promissory note, May 2006	10,833,333	10,833	-	-	10,833

Cumulative Net (Loss)	-	-		(115,691)	(115,691)
Balance, December 31, 2006	82,233,333	82,233	5,100	(115,691)	(28,358)

Shares cancelled on acquisition	(10,833,333)	(10,833)	-	-	(10,833)

Shares issued in acquisition January 22, 2007	24,496,668	24,497	-21,141	-	3,356

Common shares issued for cash at $1.50 per share, January 22, 2007	200,000	200	299,800	-	300,000
Common shares reissued for cash at $0.50 per share, April 30, 2007	-	-	10,000	-	10,000
Common shares issued for Jungo Rights at $0.50 June 1, 2007	50,000	50	24,950	-	25,000
Foreign exchange	-	-	-		10,666
Shares cancelled by shareholder	(30,000,000)	(30,000)	30,000		-0-
Net (Loss) for the period	-	-		(480,487)	(480,487)
Balance, December 31, 2007	66,146,668	66,147	348,709	(596,178)	(170,656)
Net (Loss) for the period				(204,777)	(204,777)
Balance, March 31, 2008	66,146,668	66,147	318,709	(800,955)	(375,433)

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

As at December 31, 2007, the Company has a receivable MB Primes Management Ltd. (“MB Primes”), a company with directors in common, $61,995 which was written off during the quarter ended March 31, 2008

As at December 31, 2007 the Company has a receivable with Bio Remediation Inc. (“Bio Remediation”), a company with directors in common, $27,056 which was written off during the quarter ended March 31, 2008

As at March 31, 2008 the Company owes it’s President a total of $226,910 which is a combination of unpaid salary of $105,000 and $121,910 of Company expenses paid for by the President.

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
d)	Subsequent to the year end the Company agreed to replace the 30,000,000 cancelled by a shareholder

8.       Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2007

Net loss	$(409,479)
Total income taxes	-0-

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

General and Administrative Expenses-March 31, 2008

General and administrative expense consisted of accounting and professional fees and other general expenses. General and administrative expenses for the for the fiscal period ended March 31, 2008 were $ 107,474, as compared to $169,567 for the fiscal period  ended March 31, 2007 The primary reason for the decrease in general and administrative expenses was a decrease of office costs of $24,201 and a decrease of mineral property expenditures of $30,716. During the quarter the Company also wrote off various receivables totaling a total of $204,777 and reclassified the remaining receivables of $65,485 to long term.  The remaining long term receivable are comprised of a cash bond pledged as performance for the Jungo property and GST tax receivable for the Government of Canada.

Net income (loss) for the period ended to March 31, 2008 was a loss of ($204,777), as compared to a net loss of ($169,567) for the period ended March 31, 2007.

Liquidity and Capital Resources-March 31, 2008

At March 31, 2008, our cash was $-0- and we had currently liabilities of $472,150. Since our inception on January 20, 2005, to the end of the period ended March 31, 2008, we have incurred losses of $800,955. We attribute our net loss to having no revenues to offset our operating expenses. At March 31, 2008, we had an accumulated deficit of $800,955.

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

AULTRA GOLD INC.

Date: May 21, 2008	By:	/s/ Rauno Perttu
Rauno Perttu
President and Chief Executive Officer

Date: May 21, 2008	By:	/s/Rauno Perttu
Rauno Perttu
Chief Financial Officer (and Acting Principal Accounting Officer)