Form 10-Q
period 2008-06-30
Aultra Gold Inc.
filed 2008-08-20
CIK 1330323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X ]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2008

[ ]	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

 For the transition period ________to ________

Commission File Number: 333-126748

AULTRA GOLD INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	98-0448154
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

120 North 5th Street
P.O. Box 1049
Jacksonville OR 97530
(Address of principal executive offices)

(541) 899-1915

Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [      ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer or a smaller reporting company. See definitions of “large accelerate filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act. (Check One).
 Large Accelerated Filer [   ] Accelerated Filer [   ]  Non-accelerated Filer [   ] Smaller reporting Company [ X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [        ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2008, the Issuer had 96,146,668 shares of common stock issued and outstanding.

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

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aultra Gold Inc.
(An Exploration Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of Aultra Gold Inc. as of June 30, 2008, and the related condensed statements of operations, stockholders’ equity (deficit), and cash flows for the three-month and six-month periods ended June 30, 2008 and 2007 and from inception on January 26, 2005 through June 30, 2008.  These interim financial statements are the responsibility of the Corporation’s management.

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
August 13, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Balance Sheets
As at June 30, 2008
(Stated in United States Dollars)

	June 30	December 31
	2008	2007
	$	$
A S S E T S
Current Assets
Cash	-0-	-0-
Interest receivable and prepaids	-0-	225
Investment in marketable securities (note 3)	-0-	6,232
Accounts receivable and accrued receivables	-0-	162,563
Total Current Assets	-0-	169,020
Long term Assets
Long term investment (note 3)	6,232	-0-
Long term receivables	65,485	-0-
Fixed Assets (note 6)	25,000	25,000
Total Assets	96,717	194,020

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	451,851	364,676
Total current liabilities	451,851	364,676

Total Liabilities	451,851	364,676

S TOCK H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 96,146,668 shares issued and outstanding (note 7(a)	96,147	66,147
Cummulative translation adjustment	10,666	10,666
Accumulated deficit in the exploration state (January 26, 2005 to June 30, 2008)	(810,656)	(596,178
Additional paid-in capital	348,709	348,709

Total stockholders’ equity	(355,134)	(170,656)
Total liabilities and stockholders’ equity	96,717	194,020

Approved by the Board of Directors:

	By:	/s/ Rauno Perttu

Director

By:	/s/ John Yee

Director

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Operations
From inception on January 26, 2005 to June 30, 2008
(Stated in United States Dollars)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	From inception January 26, 2005 through
	June 30	June 30	June 30	June 30	June 30
	2008	2007	2008	2007	2008
	$	$	$	$

REVENUE	0	0	0	-0-	131

Expenses
Filing Fees	2,323	1,575	2,323	3,665	9,320
Consultants and contractors	24,000	43,601	78,000	111,880	263,668
Travel	4,676	-0-	4,676	6,262	19,374
Mineral property expenditures	2,787	5,997	27,787	69,737	241,566
Office and sundry	7,840	16,098	7,840	29,978	47,202
Professional fees	1,500	15,429	28,500	42,428	159,894
Shares for interest expense	-0-	-0-	-0-	-0-	10,833
Transfer agent	1,575	-0-	3,049	86	8,615

Loss for the period	(44,701)	(82,680)	(152,175)	(265,470)	(760,472)
Other Revenues and Expenses
Foreign Exchange Gain/Loss	-0-	-0-	-0-	4,154	4,154
Gain on Extinguishment of Debt	35,000	-0-	35,000	10,833	45,733
Bad debt	-0-	-0-	(97,303)	-0-	97,303
Loss on Investment	-	(-0-)	-0-	-0-	(10,833)
Total loss for period	(9,701)	(82,680)	(214,478)	(253,482)	(810,656)
Deficit – beginning of the period	(800,955)	(286,493)	(596,178)	(115,691)	-0-

Deficit – end of period	(810,656)	(369,173)	(810,656)	(369,173)	(806,833)

Loss per shares – basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	99,333,461	74,079,627	72,704,045	74,079,629

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Cash Flows
From January 26, 2005 to June 30, 2008
(Stated in United States Dollars)

	Three Months Ending		Six Months Ending		From inception
	June 30	June 30	June 30	June 30	January 26,2005
	2008	2007	2008	2007	To June 30, 2008
	$	$			$

Cash flows from operating activities
Loss for the period	(9,701)	(121,445)	(214,478)	(374,927)	(810,656)

Changes in:

Accounts receivables and accrued receivables	-0-	-0-	97,175	(73,512)	(60,485)

Accounts payable and accrued liabilities	(20,299)	119,910	87,175	230,479	451,851
Net cash used in operating activities	(30,000)	(1,535)	(30,000)	(356,906)	(419,290)

Cash flows from investing activities
Mineral property	-0-	-0-	-0-	25,000	25,000
Investments	-0-	-0-	-0-	3,243,768	(6,232)
Cash used in investing activities	-0-	-0-	-0-	3,268,768	31,232

Cash flows from financing activities
Share capital issued	30,000	-0-	30,000	10,833	444,856
Loans	-0-	-0-	-0-	3,250,000	-0-
Cumulative translation adjustment	-0-	-0-	-0-	-0-	10,666
Net cash received from financing activities	30,000		-0-	3,260,833	455,522

Net increase in cash	-0-	(1,535)	-0-	(48,305	)
Cash – beginning of period	-0-	1,539	-0-	48,381
Cash – end of period	-0-	4	-0-	76

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statements of Stockholders’ Equity
From inception on January 26, 2005 to June 30, 2008
(Stated in United States Dollars)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Exploration Stage	Total Equity (Deficit)
		$	$	$	$

Balance at inception Jan. 26, 2005	-	-	-	-	-

Common shares issued for cash at $0.00005 per share, February 9,2005	30,000,000	30,000	(28,500)	-	1,500

Common shares issued for cash at $0.00005 per share, February 17,2005	30,000,000	30,000	(15,000)	-	15,000

Common shares issued for cash at $0.00005 per share, March 7,2005	11,000,000	11,000	44,000	-	55,000

Common shares issued for cash at $0.0125 per share, April 8,2005	400,000	400	4,600	-	5,000

Shares issued in lieu of payment for
Interest on promissory note, May 2006	10,833,333	10,833	-	-	10,833

Cumulative Net (Loss)	-	-		(115,691)	(115,691)
Balance, December 31, 2006	82,233,333	82,233	5,100	(115,691)	(28,358)

Shares cancelled on acquisition	(10,833,333)	(10,833)	-	-	(10,833)

Shares issued in acquisition January 22, 2007	24,496,668	24,497	-21,141	-	3,356

Common shares issued for cash at $1.50 per share, January 22, 2007	200,000	200	299,800	-	300,000
Common shares reissued for cash at $0.50 per share, April 30, 2007	-	-	10,000	-	10,000
Common shares issued for Jungo Rights at $0.50 June 1, 2007	50,000	50	24,950	-	25,000
Foreign exchange	-	-	-		10,666
Shares cancelled by shareholder	(30,000,000)	(30,000)	30,000		-0-
Net (Loss) for the period	-	-		(480,487)	(480,487)
Balance, December 31, 2007	66,146,668	66,147	348,709	(596,178)	(170,656)
Common shares re-issued for services at $0.01 per share, May 22 , 2008	30,000,000	30,000	30,000		-0-
Net (Loss) for the period				(214,478)	(214,478)
Balance, June 30, 2008	96,146,668	96,147	318,709	(810,655)	(355,134)

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
June 30, 2008
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
June 30, 2008
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $806 ,833 for the period from January 26, 2005 (inception) to June 30, 2008.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
June 30, 2008
(Stated in United States Dollars)

2.	Significant Accounting Policies-continued

d)      Cash

For the purposes of the statement of cash flows, the company considers all funds held in its bank accounts and funds held in trust by third parties as cash.

e)      Investment in mining properties

 Land and Mining Claims – Land and mining claims are recorded at the lower of cost, less accumulated depletion, or fair value. Costs of developing mining properties (after completion of exploration) are capitalized. Exploration costs are expensed as incurred until the establishment of a commercially minable deposit or reserve which can be economically and legally produced. When a mining property reaches the production stage, the related capitalized costs are amortized using the units of production method on the basis of proven and probable ore reserves. The Company’s mining properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

f)           Impairment of Long-Lived Assets

The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company evaluates its land and mineral properties, buildings, machinery and equipment and other long-lived assets for impairment at least annually and when indications of possible impairment exist and assesses their recoverability based upon anticipated future cash flows from the asset’s or group of assets’ use or sale. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the carrying value of long-lived assets are reduced by the estimated excess of the carrying value over the fair value of the assets. Fair value is determined by the discounted future cash flows from the asset or group of assets. No impairment was recognized during the years ended December 31, 2007 or 2006.

g)      Loss per Share

Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Fully diluted loss per share is not disclosed as it is anti-dilutive.

h)      Management’s Estimates

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
June 30, 2008
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

On May 6, 2008, the Board of Directors of Aultra Gold, Inc. (the "Company"), approved a 2008 Stock Option Plan which provides  up to 10,000,000 common shares be made available to certain individuals as an incentive.  The plan has a vesting period of 36 month as follows: 10% at the end of six months, an additional 10% at the end of twelve months, an additional 15% at the end of eighteen months, an additional 15% at the end of twenty four months, an additional 25% at the end of thirty months and finally an additional 25% at the end of thirty-six months

As part of this plan the Board granted 6,500,000 options at the then market price of $.14 per share.

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

As at June 30, 2008, the Company does not have any asset retirement obligations.

3.      Investment

Details are as follows:
	Number of shares	Market Value	Cost
		$	$
Lomiko Resources Inc. (formerly Lomiko Enterprises Ltd.)	20,000	6,232	8,849
This investment represents a minority interest of less than 10%.  The shares were valued at market as stated as at June 30, 2008.

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
June 30, 2008
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
June 30, 2008
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

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
June 30, 2008
(Stated in United States Dollars)

7.	Share Capital

a)	Details of share capital are as follows:
Authorized: 500,000,000 common shares with a par value of $.001
	Number of
	Shares	Amount
		$
Issued:
Balance – inception January 26, 2005	-	-
Common Shares issued	71,400,000	71,400
Shares issued in lieu of promissory note	10,833,333	10,833
Balance-December 31, 2006	82,233,333	82,233
Restricted common shares issued	24,496,668	24,497
Restricted Common Shares issued for Jungo	50,000	50
Common Shares issued	200,000	200
Shares cancelled	(40,833,333)	(40,833)
Balance – December 31, 2007 (d)	66,146,668	66,147
Restricted Common Shares issued for Services	30,000,000	30,000
Balance – June 30, 2008	96,146,668	96,147

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
June 30, 2008
(Stated in United States Dollars)

8.       Income Taxes-continued

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date
2005	$24,981	2025
2006	$90,710	2026
2007	$480,487	2027
Total income tax operating loss carry forward	$596,178

9.	Commitments

a) The Company had a lease for premises which expires on January 31, 2009 however effective Septe September 1, 2007 the leased premises was terminated by the landlord.

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

Effective September 30, 2006 this agreement was suspended and then subsequently cancelled.

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

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
June 30, 2008
(Stated in United States Dollars)

10.           Recent Accounting Pronouncements-continued

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

Mineralization:

The following discussion of gold mineralization is from an outside geologist, David Brown, who prepared a report based on Canadian NI 43101guidelines, which do not meet SEC standards. Mr. Brown used terminology that is not recognized by the SEC.  The reader is therefore warned:

Cautionary Note to U.S. Investors-The United States Securities and Exchange Commission permits U.S. mining companies, in their filings with the SEC, to disclose only those mineral deposits that a company can economically and legally extract or produce.  We use certain terms in this document, such as “measured,” “indicated,” and “inferred” “resources,’ which the SEC guidelines strictly prohibit U.S. registered companies from including in the filings with the SEC.  U.S. Investors are urged to consider closely the the disclosure in our Form 10-KSB which may be secured from us, or from the SEC’s website at http://www.sec.gov/edgar.shtml.

As a further precaution, some words in his summary, such as “ore” and “reserves” were either removed or reworded.

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

Two high grade targets, termed Block A and Block B, have been blocked out to a certain extent on the property with drilling. These two blocks have been explored with 82 drill holes and some 25,546 feet of drilling. In addition, assay samples of every 5-foot interval were taken, for a total of just over 4,700 samples analyzed. They are both located on the edges of the major diatreme complex at the head of Basin Gulch. The ore itself is fairly simple, with the gold being fine to very coarse in nature, and easily extracted using cyanidation. Test work done for Cable Mountain Mine indicates a recovery rate of over 90% with a simple cross-current mill.

Using a very simple and straightforward averaging technique based on the numerous drill hole assays, which appears to be appropriate for this gold porphyry deposit, an independent geologist estimate of a total of 426,135 ounces of gold for combined Probable and Proven gold was calculated for the Resource in Blocks A and B only. If 20% is removed to represent uncertainty, this number is approximately 341,000 ounces of gold. Also adding to this conservative approach is that the silver content, a strong component of the mineralization, was not converted to gold equivalency and added to the gold calculated above. In some places on the Basin Gulch prospect, the measured silver content was well in excess of 10 ounces per ton.

A previous investigation and evaluation by CMM for the site using the GEMCON computer program yielded a gold mineralization volume of well over 1,000,000 ounces of gold mineralization for the entire site. The results of this study were not available for inspection in preparation of the above mentioned NI 43-101. However, this data base was used for the gold volume calculation made of Block A and Block B.

Based on the results of this third-party evaluation, several recommendations are made to complete field evaluation of this advanced exploration project. The following are those basic elements.

i) Complete drilling and sampling of the two high grade zones with diamond core drilling to give adequate evaluation of potential mineralization volumes.

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

Regarding anticipated test mining, this work will be conducted under Small Miner’s Exclusion (SME) provisions of the Montana permitting process. The SME process is much faster and simpler than the permitting process for larger mines in Montana, and can be completed within months of filling of an application .This property contains large, open-ended areas of gold and silver mineralization, part of which are believed to be potentially mineable under relatively rapid small mine regulations, if economic and if permitted.

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

ii) While the work in the first area is progressing, follow-up exploration of the other identified areas of high-grade mineralization will continue, as will step-out exploration for new potential shoots. With success in these new areas, AGI anticipates that the initial Small Miner’s Exclusion operation will be systematically expanded into a larger mining operation.

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

Basin Gulch Management

The following sections contain proposed work that is dependent on financing that is not currently available, on permitting that has not been completed, and on informal generalized cost estimates .  The postulated mine plan described is conceptual in nature.

Aultra Gold’s Basin Gulch project in place in Montana is scheduled for early development, with the first work planned for this coming 2007 spring. Although Basin Gulch contains open-ended gold/silver mineralization that contains well in excess of a million ounces, with outstanding high-grade exploration targets untested, the current rules in Montana mean that a large-scale open pit gold mine will be too difficult to permit. Several local higher grade targets were discovered in the previous exploration of the property. These can be permitted and developed in a short period of time, especially under the small miners provisions in Montana. In addition, the property contains excellent targets for bulk high-grade gold/silver within a nested diatreme complex and along associated structures. These targets will be systematically explored. Outlined below is AGI’s planned staged development of the Basin Gulch property. The initial resources can be mined under Montana’s small mine provisions, so permitting can be completed in weeks instead of years.

Our officers and directors will handle our administrative duties with the help of three consultants as discussed below. Mr. Rauno Perttu, our CEO, has more than 35 years in economic geology and management. He discovered and explored the Basin Gulch property.

The contractor who, with funding,  will initially develop the drift into the first high-grade zone on the Basin Gulch property was Mr. William R. Hansen, a veteran mining engineer who graduated from the school of mines in nearby Butte, Montana. Mr. Hansen has his own drilling company and contract underground mining business. He is familiar with Basin Gulch and is experienced with Montana’s regulations and regulators. He brings his own experienced miners, which is a major advantage in today’s tight mining labor market. Both Mr. Perttu and Mr. Hansen know and can quickly bring in key consultants who are very knowledgeable and respected in the region, if needed.

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

Phase B)     Continuation of the drift to a secondary diatreme 200 feet beyond the breccia: 2 months; mine 20,000 tons over 8 months: 8,000 ounces at $500 per ounce equating to $4 million at a cost of $3 million.

Phase C)     Starting in 2008, drilling is planned in nearby known target areas of high-grade mineralization for additional underground reserves & if blocked out, these will be developed as soon as possible with mining crews.

Phase D)   Also starting summer 2009, permitting activities are to be conducted for a series of small sequential cuts in an advancing mine front, with corresponding sequential reclamation to minimize environmental disturbance. Initial near-surface areas have about 3 million tons at 0.04 opt. At projected 2,000 tons of production per day mining rates, and 250 days per year, we project production of 20,000 ounces per year for 6 years. At conceptual $500 per ounce, we project revenues of $10 million per year, with $5 million per year in associated costs. Permitting for this stage could take an additional 1 to 3 years, but AGI’s exploration of identified and potential high-grade zones may find sufficient new high-grade underground resources to allow continuous operations. While the projected Phase A and Phase B production volumes and grades are estimates, the much larger Phase D resources are based on a large number of trenches and pattern drill holes. AGI also plans to drill deep diatreme targets early. If a large high-grade “boiling zone” deposit is discovered, it will be incorporated into the development plans.

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

General and Administrative Expenses-June 30, 2008

General and administrative expense consisted of accounting and professional fees and other general expenses. General and administrative expenses for the for the fiscal period ended June 30, 2008 were $ 152,175, as compared to $265,470 for the fiscal period  ended June 30, 2007 The primary reason for the decrease in general and administrative expenses was a decrease of consulting of 33,880 and a decrease of mineral property expenditures of $41,950.  Overall spending decreased as a result of decreased amounts of cash and corporate resources.  During the quarter the Company also wrote off various receivables totaling a total of $204,777 and reclassified the remaining receivables of $65,485 to long term.  The remaining long term receivable are comprised of a cash bond pledged as performance for the Jungo property and GST tax receivable for the Government of Canada.

The gain on extinguishment of debt related to the cancelling a past due amount on fees owed to the President of the Company.

Net income (loss) for the period ended to June 30, 2008 was a loss of ($214,478), as compared to a net loss of ($253,482) for the period ended March 31, 2007.

Liquidity and Capital Resources-June 30, 2008

At June 30, 2008, our cash was $-0- and we had currently liabilities of $451,851. Since our inception on January 20, 2005, to the end of the period ended June 30, 2008, we have incurred losses of $810,655. We attribute our net loss to having no revenues to offset our operating expenses. At June 30 2008, we had an accumulated deficit of $810,656.

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

Subsequent to the year end a major shareholder of the Company verbally agreed to make available up to 20,000,000 of its free trading shares to help arrange financing for the Company.  Further details of this verbal arrangement need to be worked out and there is no assurance that a definitive agreement will be reached. The objective of such an arrangement is that free trading shares owned by that shareholder will be sold and the net proceeds will then be reinvested back into the Company as a private placement which replaces the shares sold by that shareholder.  This is commonly called a “gypsy swap”, the investor group pays cash and receives free trading shares, the private shareholder exchanges free trading shares for restricted shares, the Company receives cash and issues restricted shares.  There is no assurance that such a financing will be successful however the Company has received indications of interest that such a plan might be able to raise between $5,000,000 and $10,000,000.  If successful the Company would announce a private placement with a major shareholder at a price per share which will reflect the net proceeds received by that shareholder with no gain or loss of either shares or cash by that shareholder. The price per share announced in that private placement may be significantly different (higher or lower) than the price per share of the Company’s share price trading at the time the announcement is made. As of August 14, 2008 it does not appear likely that any significant of cash will be realized from this type of financing

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current Plan of Mining Operations in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new properties, the depletion of our working capital would be accelerated. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or funding from joint-venture or strategic partners, debt financing or term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.

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

ITEM 3. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of Company management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008

Limitations on the Effective of Controls

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

(b) Changes in Internal Controls

 During the most recent quarter ended June 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, changes have been implemented subsequent to the period covered by this Form 10-K to add additional controls to correct the material weakness in internal control over financial reporting.

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

Second fiscal quarter ended March 30, 2008

None.

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

AULTRA GOLD INC.

Date:	August 19, 2008	By:	/s/ Rauno Perttu
Rauno Perttu
President and Chief Executive Officer

Date:	August 19, 2008	By:	/s/Rauno Perttu
Rauno Perttu
Chief Financial Officer (and Acting Principal Accounting Officer)