Form 10-Q
period 2008-09-30
Aultra Gold Inc.
filed 2008-11-14
CIK 1330323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X ]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2008

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

(541) 821-0760

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2008, the Issuer had 96,146,668 shares of common stock issued and outstanding.

  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

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
 (Formerly New World Entertainment Corp.)

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Balance Sheets
As at September 30, 2008
(Stated in United States Dollars)

	September 30	December 31
	2008	2007
	$	$
A S S E T S
Current Assets
Cash	-0-	-0-
Interest receivable and prepaids	-0-	225
Investment in marketable securities (note 3)	-0-	6,232
Accounts receivable and accrued receivables	-0-	162,563
Total Current Assets	-0-	169,020
Long term Assets
Long term investment (note 3)	6,232	-0-
Long term receivables	65,485	-0-
Fixed Assets (note 6)	25,000	25,000
Total Assets	96,717	194,020

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	538,201	364,676
Total current liabilities	538,201	364,676

Total Liabilities	538,201	364,676

S TOCK H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 96,146,668 shares issued and outstanding (note 7(a)	96,147	66,147
Cummulative translation adjustment	10,666	10,666
Accumulated deficit in the exploration state (January 26, 2005 to September 30, 2008)	(897,006)	(596,178)
Additional paid-in capital	348,709	348,709

Total stockholders’ equity	(441,484)	(170,656)
Total liabilities and stockholders’ equity	96,717	194,020

Approved by the Board of Directors:

/s/Rauno Perttu	/s/ John Yee
Director	Director

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Operations
From inception on January 26, 2005 to September 30, 2008
(Stated in United States Dollars)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	From inception January 26, 2005 through
	September 30	September 30	September 30	September 30	September 30
	2008	2007	2008	2007	2008
	$	$	$	$

REVENUE	0	0	0	-0-	131

Expenses
Filing Fees	500	-0-	2,823	3,665	9,820
Consultants and contractors	24,000	43,788	102,000	155,664	287,668
Travel	650	680	5,326	6,942	20,024
Mineral property expenditures	55,000	51,860	82,787	102,471	296,566
Office and sundry	5,200	2,620	13,040	74,715	52,402
Professional fees	-0-	18,722	28,500	61,149	159,894
Shares for interest expense	-0-	-0-	-0-	-0-	10,833
Transfer agent	1,574	2,424	4,049	2,424	8,615

Loss for the period	(86,351)	(121,445)	(238,525)	(386,915)	(846,823)
Other Revenues and Expenses
Foreign Exchange Gain/Loss	-0-	-0-	-0-	4,154	4,154
Gain on Extinguishment of Debt	-0-	-0-	35,000	10,833	45,733
Bad debt	-0-	-0-	(97,303)	-0-	97,303
Loss on Investment	-	(-0-)	-0-	(2,999)	(10,833)
Total loss for period	(86,351)	(121,445)	(300,828)	(374,927)	(897,007)
Deficit – beginning of the period	(800,955)	(369,173)	(596,178)	(115,691)	-0-

Deficit – end of period	(897,006)	(490,618)	(897,006)	(490,617)	(897,007)

Loss per shares – basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	96,146,668	96,146,668	96,146,668	94,959,371

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Cash Flows
From January 26, 2005 to September 30, 2008
(Stated in United States Dollars)

	Three Months	Ending	Nine Months Ending		From inception
	September 30	September 30	September 30	September 30	January 26,2005
	2008	2007	2008	2007	To September 30, 2008
	$	$	$	$

Cash flows from operating activities
Loss for the period	(86,351)	(121,445)	(300,828)	(374,927)	(897,007)

Changes in:

Accounts receivables and accrued receivables	-0-	-0-	97,175	(162,563)	(60,485)

Accounts payable and accrued liabilities	(86,351)	119,910	173,653	230,479	417,232
Net cash used in operating activities	-0-	(1,535)	(30,000)	(356,906)	(419,290)

Cash flows from investing activities
Mineral property	-0-	-0-	-0-	25,000	25,000
Investments	-0-	-0-	-0-	3,243,768	(6,232)
Cash used in investing activities	-0-	-0-	-0-	3,268,768	31,232

Cash flows from financing activities
Share capital issued	-0-	-0-	30,000	10,833	444,856
Loans	-0-	-0-	-0-	3,250,000	-0-
Cumulative translation adjustment	-0-	-0-	-0-	-0-	10,666
Net cash received from financing activities	-0-	-0-	-0-	3,260,833	455,522

Net increase in cash	-0-	(1,535)	-0-	(48,305	)
Cash – beginning of period	-0-	1,539	-0-	48,381
Cash – end of period	-0-	4	-0-	76

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statements of Stockholders’ Equity
From inception on January 26, 2005 to September 30, 2008
(Stated in United States Dollars)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Exploration Stage	Total Equity (Deficit)
		$	$	$	$

Balance at inception Jan. 26, 2005	-	-	-	-	-

Common shares issued for cash at $0.00005 per share, February 9,2005	30,000,000	30,000	(28,500)	-	1,500

Common shares issued for cash at $0.00005 per share, February 17,2005	30,000,000	30,000	(15,000)	-	15,000

Common shares issued for cash at $0.00005 per share, March 7,2005	11,000,000	11,000	44,000	-	55,000

Common shares issued for cash at $0.0125 per share, April 8,2005	400,000	400	4,600	-	5,000

Shares issued in lieu of payment for
Interest on promissory note, May 2006	10,833,333	10,833	-	-	10,833

Cumulative Net (Loss)	-	-		(115,691)	(115,691)
Balance, December 31, 2006	82,233,333	82,233	5,100	(115,691)	(28,358)

Shares cancelled on acquisition	(10,833,333)	(10,833)	-	-	(10,833)

Shares issued in acquisition January 22, 2007	24,496,668	24,497	-21,141	-	3,356

Common shares issued for cash at $1.50 per share, January 22, 2007	200,000	200	299,800	-	300,000
Common shares reissued for cash at $0.50 per share, April 30, 2007	-	-	10,000	-	10,000
Common shares issued for Jungo Rights at $0.50 June 1, 2007	50,000	50	24,950	-	25,000
Foreign exchange	-	-	-		10,666
Shares cancelled by shareholder	(30,000,000)	(30,000)	30,000		-0-
Net (Loss) for the period	-	-		(480,487)	(480,487)
Balance, December 31, 2007	66,146,668	66,147	348,709	(596,178)	(170,656)
Common shares re-issued for services at $0.01 per share, May 22 , 2008	30,000,000	30,000			30,000
Net (Loss) for the period				(300,828)	(300,828)
Balance, September 30, 2008	96,146,668	96,147	318,709	(897,007)	(441,404)

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
September 30, 2008
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
September 30, 2008
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $897,006 for the period from January 26, 2005 (inception) to September 30, 2008.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
September 30, 2008
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
September 30, 2008
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

As at September 30, 2008, the Company does not have any asset retirement obligations.

3.      Investment

Details are as follows:
	Number of shares	Market Value	Cost
		$	$
Lomiko Resources Inc. (formerly Lomiko Enterprises Ltd.)	20,000	6,232	8,849

This investment represents a minority interest of less than 10%.  The shares were valued at market as stated as at September 30, 2008.

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
September 30, 2008
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

As at December 31, 2007, the Company has a receivable MB Primes Management Ltd. (“MB Primes”), a company with directors in common, $61,995 which was written off during the quarter ended March 31, 2008

As at December 31, 2007 the Company has a receivable with Bio Remediation Inc. (“Bio Remediation”), a company with directors in common, $27,056 which was written off during the quarter ended March 31, 2008

As at September 30, 2008 the Company owes it’s President a total of $275,930 which is a combination of unpaid salary of $86,878 and $189,053 of Company expenses paid for by the President.

The Company acquired its Basin Gulch Property from a private company, one principal of whom is a common director with the Company.  Refer to Note 6.

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
September 30, 2008
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

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
September 30, 2008
(Stated in United States Dollars)

7.	Share Capital

a)	Details of share capital are as follows:
Authorized: 500,000,000 common shares with a par value of $.001
	Number of
	Shares	Amount
		$
Issued:
Balance – inception January 26, 2005	-	-
Common Shares issued	71,400,000	71,400
Shares issued in lieu of promissory note	10,833,333	10,833
Balance-December 31, 2006	82,233,333	82,233
Restricted common shares issued	24,496,668	24,497
Restricted Common Shares issued for Jungo	50,000	50
Common Shares issued	200,000	200
Shares cancelled	(40,833,333)	(40,833)
Balance – December 31, 2007 (d)	66,146,668	66,147
Restricted Common Shares issued for Services	30,000,000	30,000
Balance – September 30, 2008	96,146,668	96,147

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
September 30, 2008
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
Septeber 30, 2008
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

Projected Costs for Plan of Mining Operations

Our business plan calls for significant expenses in connection with the mining plans for development of production on the Basin Gulch Property, as summarized in the table of planned expenditures below:

Dates for Work Program	Use of Proceeds	Estimated Costs
April, 2009	Drilling and assaying	$60,000
April, 2009	Complete Mine Plan	$40,000
May through June, 2009	Mine Development	$1,500,000
May through July, 2009	Additional evaluation of known shallow high-grade structures	$750,000
May through August, 2009	Exploration of diatreme targets	$1,500,000
May through December, 2010	Construction of initial processing plant for Production by mid-2008	$3,000,000
March through December 2010	Expansion of plant with new ore from diatreme and/or known targets	$15,000,000
We do not have sufficient funds to conduct the April 2009 work phases of further drilling and assaying, and completion of the mine plan on the Basin Gulch Property, and the Company will require additional financing in order to complete the work associated with the projected cost to initial production, totaling estimated at $6,850,000. The entire estimated costs of the Company’s plan for mining operations, assuming the diatreme targets for the Basin Gulch property are $21,850,000.

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

We are a small company with only one employee as of December 31, 2007 and as of September 30, 2008. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We require additional working capital in order to achieve commercial production at the Basin Gulch Property.

Our current operating funds are less than necessary to complete all intended plan of mining operations for the Basin Gulch Property, currently estimated a projected cost to initial production, totaling $6,850,000. The entire estimated costs of the Company’s plan for mining operations, assuming the diatreme targets for the Basin Gulch property are $21,850,000. These projected costs are more fully discussed in the section entitled Projected Costs for Plan of Mining Operations (below). The Company does not havesufficient funds on hand for the unpaid amounts of our estimated costs related to maintaining the minimum annual payment obligations associated with the maintenance of the Basin Gulch Property as discussed in this Current Report and our estimated administrative costs for 12 months from the date of this Current Report. Therefore, we will need to obtain additional financing in order to complete our business plan. As of December 31, 2007 and September 30, 2008, the Company had no cash. The Company has no income from operations.

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

Results of Operations for the Period from Inception through December 31, 2007

We have not earned any revenues from our incorporation on January 26, 2005 to September 30, 2008.  We do not anticipate earning revenues unless we enter into commercial production on the Basin Gulch Property, which will not happen for the foreseeable future.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

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

General and Administrative Expenses-September 30, 2008

General and administrative expense consisted of accounting and professional fees and other general expenses. General and administrative expenses for the for the fiscal period ended September 30, 2008 were $203,525, as compared to $386,915 for the fiscal period  ended September 30, 2007. The primary reason for the decrease in general and administrative expenses was a decrease of consulting of $53,6640 (2008-$102,000 from 2007-$155,664)  and a decrease of mineral property expenditures of $19,684 (2008-$82,787 from 2007-$102,471).  Overall spending decreased as a result of decreased amounts of cash and corporate resources.  During the nine month period ending September 30, 2008 the Company also wrote off various receivables totaling a total of $204,777 and reclassified the remaining receivables of $65,485 to long term.  The remaining long term receivable are comprised of a cash bond pledged as performance for the Jungo property and GST tax receivable for the Government of Canada.

The gain on extinguishment of debt related to the cancelling a past due amount on fees owed to the President of the Company.

Net income (loss) for the period ended to September 30, 2008 was a loss of ($300,828), as compared to a net loss of ($374,927) for the period ended September30, 2007.

Liquidity and Capital Resources-September 30, 2008

At September 30, 2008, our cash was $-0- and we had currently liabilities of $538,201. Since our inception on January 20, 2005, to the end of the period ended September 30, 2008, we have incurred losses of $897,006. We attribute our net loss to having no revenues to offset our operating expenses. At September 30 2008, we had an accumulated deficit of $897,006.

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

Subsequent to the year end a major shareholder of the Company verbally agreed to make available up to 20,000,000 of its free trading shares to help arrange financing for the Company.  Further details of this verbal arrangement need to be worked out and there is no assurance that a definitive agreement will be reached. The objective of such an arrangement is that free trading shares owned by that shareholder will be sold and the net proceeds will then be reinvested back into the Company as a private placement which replaces the shares sold by that shareholder.  This is commonly called a “gypsy swap”, the investor group pays cash and receives free trading shares, the private shareholder exchanges free trading shares for restricted shares, the Company receives cash and issues restricted shares.  There is no assurance that such a financing will be successful however the Company has received indications of interest that such a plan might be able to raise between $5,000,000 and $10,000,000.  If successful the Company would announce a private placement with a major shareholder at a price per share which will reflect the net proceeds received by that shareholder with no gain or loss of either shares or cash by that shareholder. The price per share announced in that private placement may be significantly different (higher or lower) than the price per share of the Company’s share price trading at the time the announcement is made. As previously reported on August 14, 2008 it does not appear likely that any significant of cash will be realized from this type of financing.

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

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and principal accounting officer, in a manner that allowed for timely decisions regarding required disclosure. Our conclusion is premised on the following reasons:

-We overlooked the inclusion of our “Management’s Annual Report on Internal Control over Financial Reporting” in our initial Annual Report filed on Form 10-KSB for the year ended December 31, 2007 and, as a result, we have determined that we had a material weakness in our ability to determine certain changes in the laws that affect our disclosure obligations.

-We also during 2007 we filed quarterly report late.

-We lack insufficient trained personnel in the accounting and financial reporting function due to the size of our Company and our lack of financial resources to pay such personnel.

-We do not have a sufficient of employees to adequately segregate accounting duties to provide for sufficient internal control.

In light of the above weakness, we are developing a plan to ensure that we are aware of changes in the laws that affect our disclosure obligations, to ensure that all information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported accurately and timely. As of the date of this report, we have taken the following steps to address the material weakness in our disclosure controls and procedures:

1. Before each report is prepared, we will review the SEC’s website (www.sec.gov) in an effort to determine any recent changes in the laws affecting our disclosure obligations; and

2. As each report is prepared, we will discuss with our independent consultants, who assist us in the preparation of the reports and financial statements included within the reports, whether they are aware of any recent changes in the laws affecting our disclosure obligations.

The remainder of our plan involves seeking additional training of existing personnel in the area of SEC reporting issues and/or, to the extent deemed necessary and subject to financing, the possible hiring of personnel or outside consultants who are familiar and conversant with SEC reporting issues. We also plan to allot sufficient time and resources to conduct management’s review of internal control over financial reporting prior to the end of the fiscal year ending December 31, 2008 and to timely file our “Management’s Report on Internal Control Over Financial Reporting” in our Annual Report on Form 10 for the year ending December 31, 2008.

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
___________________________
Note #1: $225,000.00 CAD converted into U.S. Dollars at a rate of 1 CAD = 0.903608 USD

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

The following unregistered securities have been issued by us since December 31 2007, and have not been previously disclosed in our Annual Report on Form 10-KSB or in our Current Reports on Form 8-K:

Third fiscal quarter ended September 30, 2008

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

AULTRA GOLD INC.

Date:	November 14, 2008	By:	/s/ Rauno Perttu
Rauno Perttu
President and Chief Executive Officer

Date:	November 14, 2008	By:	/s/Rauno Perttu
Rauno Perttu
Chief Financial Officer (and Acting Principal Accounting Officer)