Form 10KSB/A
period 2007-12-31
Aultra Gold Inc.
filed 2008-12-31
CIK 1330323

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB- Amended December 29, 2008

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

The aggregate market value of the common stock, $.001 par value, held by non-affiliates of the issuer, based upon the closing price of Common Stock on December 29, 2008 , as reported on the Pink Sheets under the symbol “AGDI.OB,” was approximately $ 172,799 (96,146, 668 shares less the 5,200,000 owned by the officers & directors x $0.0019 per share).

The number of shares outstanding of each class of our common equity as of December 29, 2008 is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $0.001	96,146, 668

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Mining Lease Agreement

On May 31, 2006, AGI entered into a Mining Lease Agreement with Strategic, whereby Strategic granted AGI the exclusive right to explore, evaluate, develop, and mine the Basin Gulch Property, Montana, in consideration of AGI issuing to Strategic 20,000,000 common shares of its capital stock. The advanced exploration and test mining project consists of eleven patented mineral claims, surrounded by the Deer Lodge National Forest, totaling about 217.9 acres. The claims are all located at the head of Basin Gulch, on the northern slopes of the West Fork Buttes, within the Sapphire Range of the Western Montana Rocky Mountains. The Company acquired its Basin Gulch Property from a private company, principals of whom were also common directors with the Company.  In addition, Aultra has staked 50 unpatented claims to fill in around the patented claim block.  The fifty unpatented claims total approximately 900 additional acres.

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

Should production be suspended for a period of 6 months or longer, the twice annual advance production royalty of $50,000 listed above resume. Upon the completion of payments totaling $8,000,000, AGI will have purchased the mineral rights to this property. In the current 2007 fiscal , payments totaling $50,000 have be made directly to the underlying property owner, which satisfy AGI’s interpretation of its minimum obligations of AGI under the Mining Lease Agreement and are consistent with the interpretation of Mining Lease Agreement since it was signed in 2006 AGI believes that the issuance of 20,000,000 shares valued at $0.50 satisfies its purchase obligation with Strategic Minerals, Inc.  There are two principals involved in Strategic.   In February 2008  one principal in Strategic claimed that the Company was in default and that individual  had taken possession of the property by means of a “private foreclosure”.  AGI and the other principal of Strategic believe the attempted action is without merit and intend to vigorously defend its rights to the property.

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

A NI 43-101, Independent Third-Party Evaluation, prepared by David Brown and Associates (“DBA”) has been provided for the Basin Gulch project, which is an advanced exploration and test mining gold porphyry project. The reader is warned that a NI 43-101 study is a Canadian report, and is not compliant with U.S. SEC regulations.  The report and earlier reports not compliant with current SEC regulations used terms such as “ore”, "measured," "indicated," and "inferred" "resources," which current SEC regulations strictly forbid.  An effort has been made to remove such words from this document.  Basin Gulch consists of eleven patented mining claims, surrounded by the Deer Lodge National Forest, totaling about 217.9 acres and 50 unpatented claims totaling approximately 900 acres . A number of consultants, exploration companies, and Federal and State of Montana Agencies, other than DBA, prepared the geological and mineralogical models of Basin Gulch. The claims are all located at the head of Basin Gulch, on the northern slopes the West Fork Buttes, within the Sapphire Range of the Western Montana Rocky Mountains. The property is about 19 road miles west of the town of Philipsburg, Montana, within the Rock Creek Mining District of Granite County. The property is owned by the Metesh Family of Phillipsburg, and is under lease agreement to AGI. The Basin Gulch area is historically a placer mining area lacking a historical association with an operating lode mine. The local placers have been operated since before the turn of the 20th century up until just recently. A title study was not part of this report, nor was a claims validation study made. However, those studies were done by Anderson Engineering of Dillon, Montana in the mid-1990s, and there is no reason to believe the results of their work have changed. The property deeds can be viewed at the Granite County Courthouse in Philipsburg, Montana.

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

Mineralization:

The lode mineralization at the head of Basin Gulch is associated with a gaseous Eocene silicic intrusive that has invaded between the plates of two Precambrian thrust sheets. The intrusive formed a major diatreme complex that is centered on the gold and silver mineralization. The intrusive event also formed a number of smaller, parasitic diatremes scattered throughout the property and off the property for several miles in all directions. The gold mineralization is found throughout the site near the surface and at depths in excess of 1,000 feet at levels averaging about 0.01 ounces per ton, with higher grade areas and intercepts, with the higher grade zones associated with the edges of the various diatremes and post- and pre-diatreme faulting that cut the diatremes. The highest grades appear associated with voids formed within the diatreme when juvenile and surrounding bedrock material fell back into the diatreme throat during periods of quiescence. This association with voids and faulting has been recognized at other gold sites and is well described in literature.

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

Two targets, termed  Block A and  Block B, have been blocked out to a certain extent on the property with drilling. These two blocks have been explored with 82 drill holes and some 25,546 feet of drilling. In addition, assay samples of every 5-foot interval were taken, for a total of just over 4,700 samples analyzed. They are both located on the edges of the major diatreme complex at the head of Basin Gulch. The mineralization itself is fairly simple, with the gold being fine to very coarse in nature, and easily extracted using cyanidation. Test work done for Cable Mountain Mine indicates a recovery rate of over 90% with a simple cross-current mill.

A previous investigation and evaluation by CMM for the site using the GEMCON computer program yielded a volume of 129,000,000 tons of rock grading 0.019 ounce per ton for the entire site. The results of this study were not available for inspection in preparation of the above mentioned NI 43-101. However, this data base was used for the gold volume calculation made of Block A and Block B.

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

Test Mining

The following is AGI’s currently test mining plan for 2008 if money is available.

i) Upon completion of the follow-up evaluation in the BG94-42(1) area, DMC will drive an intercept tunnel, starting approximately 100 feet below the drill collar, to evaluate the gold zone by bulk sampling. This audit will be located to allow extension of the drift to also bulk sample the diatreme zone encountered in hole BG94-5(1). The gold in the BG94-42 (1) area was found to be free gold and should be recoverable by simple gravity methods. The tunnel will be completed to a standard that will allow it to be used as a production facility under and State of Montana Small Miner’s Exclusion operating permit.

ii) While the work in the first area is progressing, follow-up exploration of the other identified areas of high-grade mineralization will continue, as will step-out exploration for new potential mineralization shoots. With success in these new areas, AGI anticipates that the initial Small Miner’s Exclusion operation will be systematically expanded into a larger mining operation.

(1)
These technical coordinates are more particularly set forth in the Company’s Plan of Mining Operations, and in the geological report appended to the Form 43-101 Technical Report of David Brown & Associates exhibited hereto.

Projected Costs for Plan of Mining Operations

Our business plan calls for significant expenses in connection with the mining plans for development of production on the Basin Gulch Property.   Until funding becomes available, the plan cannot be implemented.

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

Employees

As of December 29, 2008 , the Company’s subsidiary, AGI, had a full time employment agreement with Mr. Rauno Perttu, the Company’s CEO, President and director, pursuant to which Mr. Perttu provides services to the Company. The Company anticipates that it will be conducting most of its business through agreements with consultants and third parties.

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

We have incurred operating losses of $ 480,487 and $ 65,585 during the year ended December 31, 2007 and 2006 , respectively. In addition, during that period, we have used cash of $317,848 and $ 6,249 in our operating activities, and had a net working capital deficiency of $195,656 at December 31, 2007 . We expect to continue to incur significant operating expenses as we maintain our current line of power-line products and continue research and development toward new advance power-line technologies. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, of which there can be no assurance, you may experience significant additional dilution.

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

Despite obtaining financing in the amount of $300,000 during fiscal 2007 , we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. We do not have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 10, 2008 , our independent auditors stated that our accompanying financial statements filed herewith were prepared assuming that we will continue as a going concern. However, we have incurred operating losses, of $480,487 and $65,585, during the year ended December 31, 2007 and 2006 , respectively. In addition, during these periods, we have used cash of $317,848 and $6,249 , respectively, in our operating activities. We are uncertain if we will have sufficient cash to operate for the next twelve months, our ability to sustain our operations beyond this period without further financing cannot be assured.

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

We are a small company with only one employee as of December 31, 2007 . We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We require additional working capital in order to achieve commercial production at the Basin Gulch Property.

Our current operating funds are less than necessary to complete all intended plan of mining operations for the Basin Gulch Property, currently estimated a projected cost to initial production, totaling $6,850,000. The entire estimated costs of the Company’s plan for mining operations, assuming the diatreme targets for the Basin Gulch property are $21,850,000. These projected costs are more fully discussed in the section entitled Projected Costs for Plan of Mining Operations (below). The Company does not havesufficient funds on hand for the unpaid amounts of our estimated costs related to maintaining the minimum annual payment obligations associated with the maintenance of the Basin Gulch Property as discussed in this Current Report and our estimated administrative costs for 12 months from the date of this Current Report. Therefore, we will need to obtain additional financing in order to complete our business plan. As of December 31 , 2007, the Company had no cash. The Company has no income from operations.

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

No matters were submitted during the fourth quarter of our fiscal year ended December 31, 2007 , to a vote of our security holders, through the solicitation of proxies or otherwise.

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

Holders

The approximate number of holders of our Common Stock as of April 14, 2008 was 68 .

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

Fiscal year ended December 31, 2007, 2006 and 2005

Information regarding our sales of our unregistered securities for the fiscal years ended December 31, 2007 , 2006 and 2005 , has been previously furnished in our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

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

Plan of Operation

We do not have sufficient funds to conduct   work phases of further drilling and assaying, and completion of the mine plan on the Basin Gulch Property or the Jungo Property , we will require additional financing in order to complete the work associated with the projected cost to initial production, totaling estimated at $6,850,000. The entire estimated costs of our plan for mining operations, assuming the diatreme targets for the Basin Gulch property are $21,850,000. See Section 2.01 entitled “Projected Costs for Plan of Mining Operations.”

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

Basin Gulch Management

Aultra Gold’s Basin Gulch project in place in Montana is scheduled for development as funding, which is not yet available, allows. Although Basin Gulch contains an open-ended bulk-tonnage gold/silver system that contains extensive gold and silver mineralization, with outstanding hypothetical high-grade exploration targets untested, the current rules in Montana mean that a large-scale open pit gold mine will be difficult to permit. Several local targets were discovered in the previous exploration of the property. These may potentially be permitted and developed in a short period of time, especially under the small miners provisions in Montana. In addition, the property contains excellent targets for bulk gold/silver mineralization within a nested diatreme complex and along associated structures. These targets will be systematically explored. The initial mineralization can be mined under Montana’s small mine provisions, so permitting can be potentially completed in weeks instead of years, once funding is availalble.

Our officers and directors will handle our administrative duties with the help of three consultants as discussed below. Mr. Rauno Perttu, our CEO, has more than 35 years in economic geology and management. He discovered and explored the Basin Gulch property. AGI has discussed contract geological and engineering help with experienced professionals, once funding is available.

The contractor who, with funding , will initially develop the drift into the first gold mineralized zone on the Basin Gulch property is Mr. William R. Hansen, a veteran mining engineer who graduated from the school of mines in nearby Butte, Montana. Mr. Hansen has his own drilling company and contract underground mining business. He is familiar with Basin Gulch and is experienced with Montana’s regulations and regulators. He brings his own experienced miners.  Both Mr. Perttu and Mr. Hansen know and can quickly bring in key consultants who are very knowledgeable and respected in the region, if needed.

Under Montana’s regulations, development at Basin Gulch can be initiated through a step by step process beginning with a Small Miner’s exclusion that will allow the adit (i.e. horizontal mine entry) to be started within a few weeks time after the application is filed.

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

Cost and revenue assumptions—Basin Gulch

The focus of our initial operating plan is aimed at the exploitation of a gold-bearing breccia zone.   AGI then plans to drift to a secondary diatreme 200 feet beyond the breccia.   As soon as funding permits, AGI plans drilling of nearby known target areas of gold and silver mineralization.

With funding, AGI also plans permitting activities for a series of small sequential cuts in an advancing test mine front, with corresponding sequential reclamation to minimize environmental disturbance.  AGI’s goal will be to conduct exploration of identified and potential gold and silver zones with the intent of finding sufficient new underground reserves to allow continuous operations.  AGI also plans to drill deep diatreme targets as early as funding and permitting allow.  If a large high-grade “boiling zone” deposit is discovered, it will be incorporated into future development plans.

Until we realize production from the Basin Gulch Property we will not generate significant revenues and may not be successful. Once we are able to start, if we can’t generate sufficient revenues to continue operations, we will be forced to suspend or cease operations.

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

Results of Operations for the Period from Inception through December 31, 2007

We have not earned any revenues from our incorporation on January 26, 2005 to December 31, 2007 .  We do not anticipate earning revenues unless we enter into commercial production on the Basin Gulch Property, which will not happen for the foreseeable future .  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

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

ITEM 8A (T).	CONTROLS AND PROCEDURES

The President of Aultra Gold Inc. acts both as our chief executive officer and principal accounting officer and is responsible for establishing and maintaining disclosure controls and procedures for the company.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of management, Rauno Perttu, acting as our chief executive officer and principal accounting officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2007.

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and principal accounting officer in a manner that allowed for timely decisions regarding required disclosure. Our conclusion is premised on the following reasons:

-We overlooked the inclusion of our “Management’s Annual Report on Internal Control over Financial Reporting” in our initial Annual Report filed on Form 10-KSB for the year ended December 31, 2007 and, as a result, we have determined that we had a material weakness in our ability to determine certain changes in the laws that affect our disclosure obligations.

- During 2007, we also filed quarterly reports late.

-We lack sufficient trained personnel in the accounting and financial reporting function due to the size of our Company and our lack of financial resources to pay such personnel.

-We do not have a sufficient number of employees to adequately segregate accounting duties to provide for sufficient internal control.

In light of the above weakness, we are developing a plan to ensure that we are aware of changes in the laws that affect our disclosure obligations, to ensure that all information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported accurately and in a timely manner. As of the date of this report, we have taken the following steps to address the material weakness in our disclosure controls and procedures:

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

The remainder of our plan involves seeking additional training of existing personnel in the area of SEC reporting issues and/or, to the extent deemed necessary and subject to financing, the possible hiring of personnel or outside consultants who are familiar and conversant with SEC reporting issues. We also plan to allot sufficient time and resources to conduct management’s review of internal control over financial reporting prior to the end of the fiscal year ending December 31, 2008, and to timely file our “Management’s Report on Internal Control Over Financial Reporting” in our Annual Report on Form 10 for the year ending December 31, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based upon this evaluation, our management, including the chief executive officer and principal accounting officer, have concluded that our internal controls over financial reporting were ineffective as of December 31, 2007, due to our failure to include the “Management’s Annual Report on Internal Control over Financial Reporting” in our Annual Report.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended December 31, 2007, there were no changes in our internal controls over financial reporting that we believe could materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC.

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
Michelle Dobson (4)
(1) On October 12, 2007, became the interim Chief Financial Officer upon the resignation of Ms. Baljinder Bhullar
(2) On March 22, 2007 Jeremy Caddy resigned as our director and Ms. Baljinder Bhullar was appointed as a member of our board of directors to fill the corresponding vacancy created.   On October 12. 2007 Ms. Bhullar resigned as a director.
(3) Appointed a director and Corporate Secretary on October 12. 2007
(4) Appointed as the CEO, President, CFO and sole director of the Company on April 1, 2006. Subsequently, Ms. Dobson resigned as the Company’s CEO, President, CFO and sole director on January 22, 2007.
(5) On October 12, 2007 Mr. Lawson resigned as a director of the Company.
Set forth below is a biographical description of each director and senior executive officer of the Company and AGI based on information supplied by each of them.

Rauno Perttu - President and Chief Executive Officer, Interim Chief Financial Officer , Director

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

Nominating Committee

At this time, our board of directors does not have a nominating committee. Since the filing of our annual report for the fiscal year ended December 31, 2007 , there have not been any material changes to the procedures by which our security holders may recommend nominees to our board of directors.

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

Code of Ethics

As of the date of this Annual Report, the Company has not adopted a Code of Ethics (the “Code of Ethics”) applicable to the Company’s principal executive, financial and accounting officer or persons performing similar functions. The Company intends to adopt the Code of Ethics sometime in the second calendar quarter of 2008 .

ITEM 10:	EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of Company’s chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2007 . None of the Company’s officers received compensation in excess of $100,000 during any of the year ended December 31, 2007.
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

(1) Appointed as the CEO, President and Director of the Company on January 22, 2007.

The following table sets forth the compensation earned by the Company’s Chief Executive Officer during the fiscal year ended December 31, 2007, and other executive officers whose annual compensation exceeded $100,000 during any of the fiscal year ended December 31, 2007 . None of the Company’s officers received compensation in excess of $100,000 during fiscal year ended December 31, 2007 .

		Annual Compensation		Long-term compensation		Payouts
Name & Principal Position	Year	Salary $	Bonus $	Restricted Stock Awards	Number of Options	LTIP payouts ($)	All other Compen sa- Tion ($)

Ro Rauno Perttu	2007	0	0	0	0	0	$0
C Pr President and Director (1)
(1)	Resigned as the Company’s CEO, President and sole Director on March 31, 2006.
30[Missing Graphic Reference]

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

During our fiscal year ended December 31, 2007 , we did adopt a form of an incentive stock option plan.

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

Equity Compensation Plan Information

 As of the end of our fiscal year ended December 31, 2007 , we did adopt a form of an incentive stock option plan.

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

Aultra Gold, Inc.

Dated: December 29, 2008	By:	/s/ Rauno Perttu
Name: Rauno Perttu Title: Chief Executive Officer

Dated: December 29, 2008	By:	/s/ Rauno Perttu
Name: Rauno Perttu Title: Chief Financial Officer and acting Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rauno Perttu Rauno Perttu	Chief Executive Officer, President, Interim Chief Financial Officer, Acting Principal Accounting Officer and Director	December 29, 2008

AULTRA GOLD INC.
An Exploration Stage Company
 (Formerly New World Entertainment Corp.)

INDEX TO FINANCIAL STATEMENTS

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

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Balance Sheets
As at December 31, 2007
(Stated in United States Dollars)
	December 31	December 31
	2007	2006
	$	$
A S S E T S
Current Assets
Cash	-0-	58
Interest receivable and prepaids	225	225
Investment in marketable securities (note 3)	6,232	-0-
Accounts receivable and accrued receivables	162,563	-0 -
Notes Receivable	-0-	3,250,000
Total Current Assets	169,020	3,250,283
Fixed Assets (note 6)	25,000	-0-
Total Assets	194,020	3,250,283

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	364,676	28,641
Total current liabilities	364,676	28,641

Long-Term Liabilities
Loans	-0-	3,250,000

Total Liabilities	364,676	3,278,641

S TOCK H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 66,146,668 shares issued and outstanding (82,233,333 in 2006 (note 7(a))	66,147	82,233
Cummulative translation adjustment	10,666	-0-
Accumulated deficit in the exploration state (January 25, 2005 to December 31, 2007)	(596,178)	(115,691)
Additional paid-in capital	348,709	5,100

Total stockholders’ equity	(170,656)	(28,358)
Total liabilities and stockholders’ equity	194,020	3,250,283

Approved by the Board of Directors:
/s/ Rauno Perttu	/s/ John Yee
Director	Director

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Operations
From inception on January 26, 2005 to December 31, 2007
(Stated in United States Dollars)

	For the year ended	For the year ended	From inception January 26, 2005 through
	December 31	December 31	December 31
	2007	2006	2007
	$	$	$

REVENUE	0	131	131

Expenses
Filing Fees	4,691	1,600	6,997
Consultants and contractors	185,668	-0-	185,668
Travel	9,462	5,236	14,698
Mineral property expenditures	179,414	9,240	213,779
Office and sundry	37,444	1,484	39,362
Professional fees	71,819	36,575	131,394
Shares for interest expense	-0-	10,833	10,833
Transfer agent	3,644	748	5,566

Loss for the period	(480,487)	(65,585)	(608,297)
Other Revenues and Expenses
Foreign Exchange Gain/Loss	-0-	-0-	4,154
Gain on Extinguishment of Debt	-0-	-0-	10,833
Loss on Investment	-0-	-0-	(2,999)
Total loss for period	(480,487)	(65,585)	(11,988)
Deficit – beginning of the period	(115,691)	(50,106)	-0-

Deficit – end of period	(596,178)	(115,691)	(596,178)

Loss per shares – basic and diluted	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	89,512,694	72,939,346

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Cash Flows
From January 26 , 2005 to September 30, 2008
(Stated in United States Dollars)

	Year Ending	From inception	January 26, 2005
	December 31	December 31	To December 31,
	2007 $	2006 $	2007 $
Cash flows from operating activities
Loss for the period	(480,487)	(65,585)	(596,178)

Changes in:

Accounts receivables and accrued receivables	(262,563)	106	(162,788)
(Gain) on extinguishment of debt	-0-	-0-	-0-
Accounts payable and accrued liabilities	336,035	230,479	364,676
Net cash used in operating activities	(307,015)	(356,906)	(394,290)

Cash flows from investing activities
Mineral property	(25,000)	-0-	(25,000)
Investments	3,243,768	(3,250,000)	(6,232)
Cash used in investing activities	3,218,768	(3,250,000)	(31,232)

Cash flows from financing activities
Share capital issued	327,523	10,833	414,856
Loans	(3,250,000)	3,250,000	-0-
Cumulative translation adjustment	10,666	-0-	10,666
Net cash received from financing activities	(2,911,811)	3,260,833	425,522

Net increase in cash	(58)	(48,323)
Cash – beginning of period	58	48,381
Cash – end of period	-0-	58

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statements of Stockholders’ Equity
From inception on January 26, 2005 to December 31, 2007
(Stated in United States Dollars)

	Common Stock		Additional Paid-in	Accumulated Deficit During Exploration	Total Equity
	Shares	Amount	Capital	Stage	(Deficit)
		$	$	$	$

Balance at inception Jan. 26, 2005	-	-	-	-	-

Common shares issued for cash at $0.00005 per share, February 9,2005	30,000,000	30,000	(28,500)	-	1,500

Common shares issued for cash at $0.00005 per share, February 17,2005	30,000,000	30,000	(15,000)	-	15,000

Common shares issued for cash at $0.00005 per share, March 7,2005	11,000,000	11,000	44,000	-	55,000

Common shares issued for cash at $0.0125 per share, April 8,2005	400,000	400	4,600	-	5,000

Shares issued in lieu of payment for
Interest on promissory note, May 2006	10,833,333	10,833	-	-	10,833

Cumulative Net (Loss)	-	-		(115,691)	(115,691)
Balance, December 31, 2006	82,233,333	82,233	5,100	(115,691)	(28,358)

Shares cancelled on acquisition	(10,833,333)	(10,833)	-	-	(10,833)

Shares issued in acquisition January 22, 2007	24,496,668	24,497	-21,141	-	3,356

Common shares issued for cash at $1.50 per share, January 22, 2007	200,000	200	299,800	-	300,000
Common shares reissued for cash at $0.50 per share, April 30, 2007	-	-	10,000	-	10,000
Common shares issued for Jungo Rights at $0.50 June 1, 2007	50,000	50	24,950	-	25,000
Foreign exchange	-	-	-		10,666
Shares cancelled by shareholder	(30,000,000)	(30,000)	30,000	-	(30,000)
Net (Loss) for the period	-	-		(480,487)	(480,487)
Balance, December 31, 2007	66,146,668	66,147	348,709	(596,178)	(170,656)

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