Form 10-K
period 2008-12-31
Aultra Gold Inc.
filed 2009-03-31
CIK 1330323

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

The aggregate market value of the common stock, $.001 par value, held by non-affiliates of the issuer, based upon the closing price of Common Stock on March 30, 2009, as reported on the Pink Sheets under the symbol “AGDI.OB,” was approximately $190,083 (96,146,668 shares less the 55,200,000 owned by the officers & directors x $0.0022 per share).

The number of shares outstanding of each class of our common equity as of March 30, 2009 is as follows:
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

Contemporaneously with the Acquisition, we entered into a Registration Rights Agreement with the AGI Shareholders pursuant to which we agreed to use our best efforts to prepare and file a registration statement with the SEC on Form SB-2 (the “Registration Statement”) registering for offer and sale 17,160,000 of the Consideration Shares (the “Registerable Securities”) within 120 days of the Closing Date, and to use our best efforts to cause the Registration Statement to become effective under the Securities Act of 1933, as amended (the “Securities Act”) no later than the earlier of (i) 240 days after the Closing Date and (ii) the sixth (6th) business day following the date on which we are notified by the SEC that such Registration Statement will not be reviewed or is no longer subject to further review and comments (subject to a 20 day extension if fully reviewed) (the "Effective Date"). The Registration Statement may also at our discretion and with the consent of the required investors include our securities other than the Registerable Securities.

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

The Basin Gulch Project is an advanced stage exploration project with a substantial investment already made in previous exploration work on the property. However, no mining has yet taken place on the site, beyond the older placering and very limited lode prospect pits. In addition, due diligence studies have been carried out on the Basin Gulch Mine property over the last 20 years or so by a number of investigators, and a number of publicly-available reports have been produced by the Montana Bureau of Mines and Geology (MBMG) and the USGS on the general geology of the area.

A NI 43-101, Independent Third-Party Evaluation, prepared by David Brown and Associates (“DBA”) has been provided for the Basin Gulch project, which is an advanced exploration and test mining gold porphyry project. The reader is warned that a NI 43-101 study is a Canadian report, and is not compliant with U.S. SEC regulations.  The report and earlier reports not compliant with current SEC regulations used terms such as “ore”, "measured," "indicated," and "inferred" "resources," which current SEC regulations strictly forbid.  An effort has been made to remove such words from this document.  Basin Gulch consists of eleven patented mining claims, surrounded by the Deer Lodge National Forest, totaling about 217.9 acres and 50 unpatented claims totaling approximately 900 acres. A number of consultants, exploration companies, and Federal and State of Montana Agencies, other than DBA, prepared the geological and mineralogical models of Basin Gulch. The claims are all located at the head of Basin Gulch, on the northern slopes the West Fork Buttes, within the Sapphire Range of the Western Montana Rocky Mountains. The property is about 19 road miles west of the town of Philipsburg, Montana, within the Rock Creek Mining District of Granite County. The property is owned by the Metesh Family of Philipsburg, and is under lease agreement to AGI. The Basin Gulch area is historically a placer mining area lacking a historical association with an operating lode mine. The local placers have been operated since before the turn of the 20th century up until just recently. A title study was not part of this report, nor was a claims validation study made. However, those studies were done by Anderson Engineering of Dillon, Montana in the mid-1990s, and there is no reason to believe the results of their work have changed. The property deeds can be viewed at the Granite County Courthouse in Philipsburg, Montana.

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

Mineralization:

The lode mineralization at the head of Basin Gulch is associated with a gaseous Eocene silicic intrusive that invaded between the plates of two Precambrian thrust sheets. The intrusive formed a major diatreme complex that is centered on the gold and silver mineralization. The intrusive event also formed a number of smaller, parasitic diatremes and breccia zones scattered throughout the property and off the property for several miles in all directions. The gold mineralization is found throughout the site near the surface and at depths in excess of 1,000 feet at levels averaging about 0.01 ounces per ton, with higher grade areas and intercepts, with the higher grade zones associated with the edges of the various diatremes and post- and pre-diatreme faulting that cut the diatremes. The highest grades appear associated with voids formed near and within the diatreme when juvenile and surrounding bedrock material fell back into the diatreme throat during periods of quiescence. This association with voids and faulting has been recognized at other gold sites and is well described in literature.

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

Two targets, termed  Block A and  Block B, have been blocked out to a certain extent on the property with drilling. These two blocks have been explored with 82 drill holes and some 25,546 feet of drilling. In addition, assay samples of every 5-foot interval were taken, for a total of just over 4,700 samples analyzed. They are both located on the edges of the major diatreme complex at the head of Basin Gulch. The mineralization itself is fairly simple, with the gold being fine to very coarse in nature, and easily extracted using cyanidation, and possibly other recovery methods. Test work done for Cable Mountain Mine indicates a recovery rate of over 90% with a simple cross-current mill.

A previous investigation and evaluation by CMM for the site using the GEMCON computer program yielded a volume of 129,000,000 tons of rock grading 0.019 ounce per ton for the entire areas A and B site.  The results of this study were not available for inspection in preparation of the above mentioned NI 43-101. However, this data base was used for the gold volume calculation made of Block A and Block B.  The evaluation did not include several other areas of gold mineralization identified by surface sampling, trenching and drilling.

Based on the results of this third-party evaluation, several recommendations are made to complete field evaluation of this advanced exploration project. The following are those basic elements.

i) Complete drilling and sampling of two identified high grade zones with diamond core drilling to give adequate evaluation of potential mineralization volumes.

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

In Montana, public and private lands are handled similarly in the permitting process. AGI must apply for either a blanket exploration permit for Montana, or a specific permit for the Basin Gulch project. In either case, proposed drill sites and trenches must be located on a map, with a detailed description of how the preparation and reclamation of each site will be completed. The State will then have the choice of sending out an inspector to review the proposed plan. The State will subsequently calculate and reclamation bond amount for the work proposed, based on existing State standards. Upon AGI posting the bond, it may then proceed with the exploration work.

During work in the 1990s, none of the proposed exploration follow-up sites had any deleterious aspects that needed mitigating, so no significant obstacles to exploration are anticipated.

Regarding anticipated test mining, this work can be conducted under Small Miner’s Exclusion (SME) provisions of the Montana permitting process. The SME process is much faster and simpler than the permitting process for larger mines in Montana, and can be completed within weeks to a few months of filing of an application. This property contains a large, open-ended gold and silver resource, parts of which AGI believes may be economically mineable under relatively rapid small mine regulations.

This property was locally extensively drilled as a large, low-grade open-pit mine, but is being revaluated for its localized high-grade deposits. This property is believed to have major potential for deeper high-grade reserves. The property at Basin Gulch, Montana will be evaluated for an initial small miner’s permit to begin development of the first “gold hot spot”, based on extensive existing data. As funding permits, drilling of the first known vein target and of the deep “boiling zone” of the southeastern-most nested diatreme will commence.  If viable gold recovery from lower grade surface mineralization can be confirmed by means other than cyanide, AGI plans to reevaluate the extensive lower grade surface mineralization.

The following is AGI’s current future test mining plan if money is available.  Additional testing and drilling may modify this plan.

i) Upon satisfactory completion of the follow-up evaluation in the BG94-42 area, DMC plans to drive an intercept tunnel, starting approximately 100 feet below the drill collar, to evaluate the gold zone by bulk sampling. This adit would be located to allow extension of the drift to also bulk sample the diatreme zone encountered in hole BG94-5. The gold in the BG94-42 area was found to be free gold and should be recoverable by simple gravity methods. The tunnel would be completed to a standard that will allow it to be used as a production facility under a State of Montana Small Miner’s Exclusion operating permit.

ii) While the work in the first area is progressing, follow-up exploration of the other identified areas of high-grade mineralization is planned to continue, along with step-out exploration for new potential mineralization shoots. With success in these new areas, AGI anticipates that the initial Small Miner’s Exclusion operation will be systematically expanded into a larger mining operation.

Projected Costs for Plan of Mining Operations

Our business plan calls for significant expenses in connection with the mining plans for development of production on the Basin Gulch Property.  Until funding becomes available, the plan cannot be implemented.

We do not have sufficient funds to conduct the 2009 work phases of further drilling and assaying, and completion of the mine plan on the Basin Gulch Property, and the Company will require additional financing in order to complete the work.

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

Other Opportunities in Nevada:

With funding, AGI plans to stake claims over a new Nevada exploration target in the middle of north-central Nevada. This region contains several large existing gold mines.  Additionally, AGI has been offered additional attractive gold properties, subject to near-term funding.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in United States generally, and in Montana and Nevada specifically. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, well safety and other matters. Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations. The Company has had no material costs related to compliance and/or permits in recent years, and anticipates no material costs in the next year. The Company will not be required to obtain a permit in order to conduct Phases 1 and 2 of its proposed exploration program for Basin Gulch.

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

Employees

As of March 15, 2009, the Company’s subsidiary, AGI, had a full time employment agreement with Mr. Rauno Perttu, the Company’s CEO, President and director, pursuant to which Mr. Perttu provides services to the Company. The Company anticipates that it will be conducting most of its business through agreements with consultants and third parties.

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

We have incurred operating losses of $633,870 and $480,487 during the year ended December 31, 2008 and 2007, respectively. In addition, during that period, we have  a net working capital deficiency of $946,246 at December 31, 2008. We expect to continue to incur significant operating expenses as we maintain our current line of power-line products and continue research and development toward new advance power-line technologies. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, of which there can be no assurance, you may experience significant additional dilution.

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

Despite obtaining financing in the amount of $30,000 during fiscal 2008, we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. We do not have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 30, 2009, our independent auditors stated that our accompanying financial statements filed herewith were prepared assuming that we will continue as a going concern. However, we have incurred operating losses, of $633,870 and $780,487, during the year ended December 31, 2008 and 2007, respectively. We are uncertain if we will have sufficient cash to operate for the next twelve months, our ability to sustain our operations beyond this period without further financing cannot be assured.

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

We are a small company with only one employee as of December 31, 2008. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We require additional working capital in order to achieve commercial production at the Basin Gulch Property.

The company has no current operating funds to complete the intended plan of mining operations for the Basin Gulch Property and/or the Jungo property.  The Company does not have sufficient funds on hand for the unpaid amounts of our estimated costs related to maintaining the minimum annual payment obligations associated with the maintenance of the Basin Gulch Property as discussed in this Current Report and our estimated administrative costs for 12 months from the date of this Current Report. Therefore, we will need to obtain additional financing in order to complete our business plan. As of December 31, 2008, the Company had no cash. The Company has no income from operations.

Our business plan calls for significant expenses in connection with the continued evaluation and development to production of the Basin Gulch Property. The Company does not have sufficient funds to conduct the initial mine development work on the property.  The Company will require additional financing in order to complete remaining phases of mine development and production capacity. The Company will also require additional financing if the costs of the mine development for the Basin Gulch Property are greater than anticipated.  Even after completing all proposed plans for mining operations the Company will have to spend substantial funds on further drilling and engineering studies in order to establish the diatreme targets for the Basin Gulch Property.

Our proposed exploration plan is dependent on additional financing.  After obtaining funding to conduct exploration and development, at the completion of each phase of our operating plan we will evaluate the results and make a determination to proceed to the next phase of mine development and its associated estimated cost.  The results of each phase of work will allow us to update our geological information on the Basin Gulch Property and the Jungo Property, and will be used to base our decision to proceed to the next phase of mine evaluation and development.

Each subsequent phase of mine development will require additional funds beyond the Company’s current cash resources. The
Company will need to obtain additional financing from the sale of its securities to fund these operational expenditures and future administrative costs. Our administrative costs will be dependent upon the time frame undertaken to complete the remaining phases of our plan of mining operations. We do not have funding in our current operating funds sufficient to cover our administrative costs for the period of one year from the date of this Current Report, which are estimated to be $150,000. To the extent we need more than one year to complete the remaining exploration or our administrative costs are higher than estimated, we will require additional financing to cover administrative costs.

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

The shares of common stock eligible for future sale could negatively affect the market price of our common stock

The Company has approximately a total of 96,146,668 shares of Common Stock issued and outstanding.   If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in the Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

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

On or about April 17, 2007, a lawsuit was filed by 761273 B.C. Ltd., Calderan Ventures Ltd., Scott Kostiuk, William Parkin, Ronald Oliver, Lubomir Palecek and Krista Dayton under the laws of the Province of British Columbia, Canada in the British Columbia Supreme Court for a total amount of $ 203,311.88 ( CAD$225,000*1) against our company, Rauno Perttu, our President, Chief Executive Officer and a member of our board of directors, and Baljinder Bhullar, our Chief Financial Officer and a member of our board of directors, and others with regards to an alleged contractual obligation and resulting alleged restitution obligation pursuant to an alleged settlement agreement entered into by Aultra Gold Inc. The Action was commenced by Writ of Summons without a Statement of Claim. Six of approximately 57 shareholders of Aultra Gold (Canada) decided not to participate in the January 22, 2007 share exchange transaction the Company, despite facts that four of the six complainants had executed their share exchange materials. The six minority shareholders requested the return of their share subscription funds from Aultra Gold (Canada), and a settlement arrangement was being negotiated to accommodate their requests, with a prospective April 15th, 2007 closing date. These discussions were deferred pending receipt of certain public financings in the Company. We have entered an Appearance to the Action and will be preparing our statement of defense in response to any Statement of Claim that may in the future be received and we intend to contest the case vigorously. In early 2009 the Company received notice that a judgement had been entered against the Company in the amount of CAD $239,206.  The Company received no prior notice of a hearing. In communications with the complainants attorney  stated that notice was provided to an attorney who they believed was representing Aultra.  This attorney denies representing Aultra.  Aultra has no assets in Canada and intends to vigously defend itself should this action be pursued in the United States.

There are two principals involved in Strategic.   In February 2008 one principal in Strategic claimed that the Company was in default and that individual  had taken possession of the property by means of a “private foreclosure”.  AGI and the other principal of Strategic believe the attempted action is without merit and intend to vigorously defend its rights to the property. No action has been filed to day

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, our management does not believe that there are any proceedings to which any of our directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year ended December 31, 2008, to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

Market Information

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since March 1, 2006, the Company's Common Stock has been quoted on the OTC Bulletin Board and subsequently Pink Sheets under the symbol NWWE. In February 2008 the Company was successful in its efforts to resume trading on the OTC Bulletin Board and now trades under the symbol AGDI.OB.

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal Year 2007 (January 1, 2007 - December 31, 2007)
First quarter (January 1, 2007 - March 31, 2007)	$0.55	$0.50
Second quarter (April 1, 2007 - June 30, 2007)	$0.55	$0.50
Third quarter (July 1, 2007 - September 30, 2007)	$0.55	$0.50
Fourth quarter (October 1, 2007 - December 31, 2007)	$0.55	$0.50

Year 2008 (January 1, 2008 - December 31, 2008)
First quarter (January 1, 2008 - March 31, 2008)	$0.60	$0.05
Second quarter (April 1, 2008 - June 30, 2008)	$0.30	$0.07
Third quarter (July 1, 2008 - September 30, 2008)	$0.25	$0.04
Fourth quarter (October 1, 2008 - December 31, 2008)	$0.03	$0.01

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

Holders

The approximate number of holders of our Common Stock as of March 30, 2009 was 68.

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

The options granted to Hon. Edward Lawson and Richard Crofts have expired.  As of December 31, 2008 the Company had cancelled all outstanding options.

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

Fiscal year ended December 31, 2008, 2007 and 2006

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

Basin Gulch Management

Aultra Gold’s Basin Gulch project in place in Montana is scheduled for development as funding, which is not yet available, allows. Although Basin Gulch contains an open-ended bulk-tonnage gold/silver system that contains extensive gold and silver mineralization, with outstanding hypothetical high-grade exploration targets untested, the current rules in Montana mean that a large-scale open pit gold mine will be difficult to permit. Several local targets were discovered in the previous exploration of the property. These may potentially be permitted and developed in a short period of time, especially under the small miners provisions in Montana. In addition, the property contains excellent targets for bulk gold/silver mineralization within a nested diatreme complex and along associated structures. These targets will be systematically explored. The initial mineralization can be mined under Montana’s small mine provisions, so permitting can be potentially completed in weeks instead of years, once funding is available.

Our officers and directors will handle our administrative duties with the help of three consultants as discussed below. Mr. Rauno Perttu, our CEO, has more than 35 years in economic geology and management. He discovered and explored the Basin Gulch property. AGI has discussed contract geological and engineering help with experienced professionals, once funding is available.

The contractor who, with funding, will initially develop the drift into the first gold mineralized zone on the Basin Gulch property is Mr. William R. Hansen, a veteran mining engineer who graduated from the school of mines in nearby Butte, Montana. Mr. Hansen has his own drilling company and contract underground mining business. He is familiar with Basin Gulch and is experienced with Montana’s regulations and regulators. He brings his own experienced miners.  Both Mr. Perttu and Mr. Hansen know and can quickly bring in key consultants who are very knowledgeable and respected in the region, if needed.

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

Results of Operations for the Period from Inception through December 31, 2008

We have earned a minimal amount of  revenues from our incorporation on January 26, 2005 to December 31, 2008.  We do not anticipate earning revenues unless we enter into commercial production on the Basin Gulch Property, which will not happen for the foreseeable future.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $633,870 for fiscal 2008 compared to $480,487 for fiscal 2007. These operating expenses were comprised of mineral property costs of $136,834 (2007 $ 172,414), transfer agent costs of $4,049, professional fees of $227,041 (2007-$20,944) filing fees of $4,049 (2007 $4,691) and office, bank charges and other sundries, of $20.9444.  The professional fees for 2008 include the accrued costs of the Canadian judgement which although dispute and will be contested in the US has been reflected in the financial statements.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

General and Administrative Expenses

General and administrative expense consisted of accounting and professional fees and other general expenses. General and administrative expenses for the for the fiscal year ended December 31, 2008 were $ 633,870, as compared to $480,487 for the fiscal year ended December 31, 2007 The primary reason for the increase in general and administrative expenses was professional fees in particular the accrual for the Canadian judgment.

Net income (loss) for the fiscal year ended to December 31, 2008 was a loss of ($633,870), as compared to a net loss of ($480,487) for the fiscal year ended December 31, 2007.

Liquidity and Capital Resources

At December 31, 2008, our cash was $-0- and we had currently liabilities of $946,243. Since our inception on January 26, 2005, to the end of the period ended December 31, 2008, we have incurred losses of $1,230,048. We attribute our net loss to having no revenues to offset our operating expenses.

For the period ended December 31, 2008, net cash used in investing activities was $75,000, resulting from investments made in our mineral properties.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the year ended December 31, 2008, contained in this Current Report. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of management, Rauno Perttu, acting as our chief executive officer and principal accounting officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2008.

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

The remainder of our plan involves seeking additional training of existing personnel in the area of SEC reporting issues and/or, to the extent deemed necessary and subject to financing, the possible hiring of personnel or outside consultants who are familiar and conversant with SEC reporting issues. We also plan to allot sufficient time and resources to conduct management’s review of internal control over financial reporting prior filing future reports.

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

Our management, including our chief executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based upon this evaluation, our management, including the chief executive officer and principal accounting officer, have concluded that our internal controls over financial reporting were ineffective as of December 31, 2008, due to our failure to include the “Management’s Annual Report on Internal Control over Financial Reporting” in our 2007 Annual Report.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended December 31, 2008, there were no changes in our internal controls over financial reporting that we believe could materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Executive Officers and Directors

The following table sets forth information regarding our directors and executive officers as of March 1, 2009, who are our directors and executive officers:
Name	Age	Position	Director Since
Rauno Perttu (1)	61	President, Chief Executive Officer and Director	January 2007
Hon. Edward Lawson (5)
Richard Crofts	68	Director	January 2007
Baljinder Bhullar (2)	37	Chief Financial Officer and Director
Jeremy Caddy (2)
John Yee	62	Director and Corporate Secretary	October 2007
Michelle Dobson (4)
 On October 12, 2007, Rauno  Perttu became the interim Chief Financial Officer upon the resignation of Ms. Baljinder Bhullar(2) On March 22, 2007 Jeremy Caddy resigned as our director and Ms. Baljinder Bhullar was appointed as a member of our board of directors to fill the corresponding vacancy created.   On October 12. 2007 Ms. Bhullar resigned as a director.
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

Rauno Perttu - President and Chief Executive Officer, Interim Chief Financial Officer, Director

Mr. Rauno Perttu age 63, acts as the President, Secretary and Director of the Company effective January 22, 2007. An academically distinguished geologist with a M.S. in Geology, Mr. Perttu is a registered Engineering Geologist in Oregon who has held senior positions with some of North America’s leading resource companies. At the Kennecott Corporation, he initially worked as a senior geologist, was later promoted to Coal Manager, and then to Director of Business Development. Before Kennecott, Mr. Perttu held senior geologist positions at Gulf Minerals, Resources International, and Pacific Power and Light Company. For the last 20 years, he has worked as a consultant, initiating and managing exploration and development programs in North America, Chile, Columbia, and Venezuela. He has been involved in the discovery of gold and silver deposits in Montana, Utah, and Nevada. He has 36 years of experience in economic geology. He has evaluated companies for acquisition and commodities for diversification. He has worked internationally in all phases of mineral and metals exploration, evaluation, and development. Mr. Perttu has managed modest sized to major projects and programs from the initial conceptual stage through all the subsequent steps, including discovery, acquisition, and determination of economic feasibility, development and production. This background has given him experience in, not only the technical, but also the business aspects of the mineral industry.

Richard Crofts - Director

Richard Crofts is a resident of France and the United Kingdom.  Richard Crofts is originally from Edinburgh, yet his years in the financial services field have taken him throughout the world. The majority of Richard's experience has been in Risk and Insurance related business as well as Mergers and Acquisitions. Throughout his professional career, he has sat on the Board of Directors for several European companies in the Insurance/Reinsurance Credit and Financial Products industries. He has also advised numerous Gas, Oil and Mining ventures, primarily with respect to insurance risk and credit.

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
John Yee
Rauno Perttu

Code of Ethics

As of the date of this Annual Report, the Company has not adopted a Code of Ethics (the “Code of Ethics”) applicable to the Company’s principal executive, financial and accounting officer or persons performing similar functions. The Company intends to adopt the Code of Ethics sometime in the second calendar quarter of 2008.

ITEM 10:	EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of Company’s chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2008. None of the Company’s officers received compensation in excess of $100,000 during any of the year ended December 31, 2008.

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

The following table sets forth information concerning the total compensation that AGI has paid or that has accrued on behalf of AGI’s chief executive officer and other executive officers with annual compensation exceeding $100,000 from inception on January 1, 2007 to December 31, 2008.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Rauno Perttu CEO, President and Director	2008	$120,000	--	--	--	--	--	--	$120,000

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

The following table sets forth certain information, as of March 30, 2009 with respect to the beneficial ownership of the Company's outstanding common stock following the acquisition of AGI by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Rauno Perttu (2)	35,100,000(5)	36.51%
John Yee	-0-	0.00%
Richard Crofts (2)	100,000	0.152%
Strategic Minerals Inc. (3)	20,000,000(5)	20.80%
Aultra Gold Capital Inc. (3)	9,325,000	9.70%
All officers and directors as a group (3 persons)	55,200,000(5)	57.41%
(1)
Applicable percentage ownership is based on 96,146,668 shares of common stock outstanding as of March 30, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of March 1, 2008 for each stockholder Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The address for these directors is 120 North 5th Street, Jacksonville Oregon 97530.
(3)	The address for this beneficial shareholder is 120 North 5th Street, Jacksonville Oregon 97530
(4)	The address for this beneficial shareholder is c/o Hallmark Bank & Trust Ltd., PO Box 656, Tropicana Plaza, Providenciales, Turks & Caicos Islands, British West Indies.
(5)	The shares listed for Strategic Minerals Inc are beneficially owned by Rauno Perttu

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
(1) Incorporated by reference to the Company’s Registration Statement filed with the SEC on SB-2 on July 21, 2005.
(2) Incorporated by reference to the Company’s Current Report filed with the SEC on Form 8-K on April 11, 2006.
(3) To be filed by an amendment.
(4) Incorporated by reference to the Company’s Current Report filed with the SEC on Form 8-K on February 28, 2007.
(5) Incorporated by reference to the Company’s Current Report filed with the SEC on Form 8-K on June 7, 2007.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants billed the following fees for the services indicated:	Fiscal year-ended	Fiscal year-ended
	December 31, 2008*	December 31, 2007
Audit fees	$3,000	$3,000
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	15,600	15,600
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

Aultra Gold, Inc.

Dated: March 30, 2009	By:	/s/ Rauno Perttu
Name: Rauno Perttu
Title: Chief Executive Officer

Dated: March 30, 2009	By:	/s/ Rauno Perttu
Name: Rauno Perttu
Title: Chief Financial Officer and acting Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rauno Perttu	Chief Executive Officer, President, Interim Chief Financial Officer,	March 30, 2009
Rauno Perttu	Acting Principal Accounting Officer and Director

AULTRA GOLD INC.
An Exploration Stage Company
 (Formerly New World Entertainment Corp.)

INDEX TO FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aultra Gold Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Aultra Gold Inc (Formerly New World Entertainment). as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aultra Gold Inc (Formerly New World Entertainment). as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1C to the financial statements, the Company’s net losses as of December 31, 2008 and its limited operations and sources of revenues raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 30, 2009

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Balance Sheets
As at December 31, 2008
(Stated in United States Dollars)
	December 31	December 31
	2008	2007
	$	$
A S S E T S
Current Assets
Cash	-0-	-0-
Interest receivable and prepaids	-0-	225
Investment in marketable securities (note 3)	-0-	6,232
Accounts receivable and accrued receivables	-0-	162,563
Total Current Assets	-0-	169,020
Long term Assets
Long term investment (note 3)	6,232	-0-
Long term receivables	65,485	-0-
Fixed Assets (note 6)	100,000	25,000
Total Assets	171,717	194,020

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	946,243	364,676
Total current liabilities	946,243	364,676

Total Liabilities	946,243	364,676

S TOCK H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 96,146,668 shares issued and outstanding (note 7(a)	96,147	66,147
Cumulative translation adjustment	10,666	10,666
Accumulated deficit in the exploration state (January 26, 2005 to December 31, 2008)	(1,230,048)	(596,178)
Additional paid-in capital	348,709	348,709

Total stockholders’ equity	(774,526)	(170,656)
Total liabilities and stockholders’ equity	171,717	194,020

Approved by the Board of Directors:

/s/Rauno Perttu	/s/ John Yee
Director	Director

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Operations
From inception on January 26, 2005 to December 31, 2008
(Stated in United States Dollars)

	For the year ended	For the Year ended	From inception January 26, 2005 through
	December 31	December 31	December 31
	2008	2007	2008
	$	$	$

REVENUE	0	-0-	131

Expenses
Filing Fees	2,823	4,691	9,820
Consultants and contractors	176,000	185,668	361,668
Travel	3,876	9,462	18,574
Mineral property expenditures	136,834	172,414	350,613
Office and sundry	20,944	37,777	60,306
Professional fees	227,041	71,819	358,435
Shares for interest expense	-0-	-0-	10,833
Transfer agent	4,049	3,644	9,615

Loss for the period	(571,567)	(492,975)	(1,179,864)
Other Revenues and Expenses
Foreign Exchange Gain/Loss	-0-	4,154	4,154
Gain on Extinguishment of Debt	35,000	10,833	45,833
Bad debt	(97,303)	-0-	97,303
Loss on Investment	-0-	(2,999)	(2,999)
Total loss for period	(633,870)	(480,487)	(1,230,048)
Deficit – beginning of the period	(596,178)	(115,691)	-0-

Deficit – end of period	(1,230,048)	(596,178)	(1,230,048)

Loss per shares – basic and diluted	(0.01)	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	96,146,668	94,959,371	96,146,668

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Cash Flows
From January 26, 2005 to December 31, 2008
(Stated in United States Dollars)

	Years	Ending	From inception
	December 31	December 31	January 26,2005
	2008	2007	To December 31, 2008
	$	$	$

Cash flows from operating activities
Loss for the period	(633,870)	(480,487)	(1,230,048)

Changes in:

Accounts receivables and accrued receivables	97,303	(162,563)	(65,485)

Accounts payable and accrued liabilities	581,567	336,035	946,243
Net cash used in operating activities	45,000	(307,015)	(349,290)

Cash flows from investing activities
Mineral property	(75,000)	(25,000)	(100,000)
Investments	-0-	3,243,768	(6,232)
Cash used in investing activities	(75,000)	3,218,768	(106,232)

Cash flows from financing activities
Share capital issued	30,000	327,523	444,856
Loans	-0-	(3,250,000)	-0-
Cumulative translation adjustment	-0-	10,666	10,666
Net cash received from financing activities	30,000	(2,911,811)	455,522

Net increase in cash	-0-	(58)
Cash – beginning of period	-0-	58
Cash – end of period	-0-	-0-

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statements of Stockholders’ Equity
From inception on January 26, 2005 to December 31, 2008
(Stated in United States Dollars)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Exploration Stage	Total Equity (Deficit)
		$	$	$	$

Balance at inception Jan. 26, 2005	-	-	-	-	-

Common shares issued for cash at $0.00005 per share, February 9,2005	30,000,000	30,000	(28,500)	-	1,500

Common shares issued for cash at $0.00005 per share, February 17,2005	30,000,000	30,000	(15,000)	-	15,000

Common shares issued for cash at $0.00005 per share, March 7,2005	11,000,000	11,000	44,000	-	55,000

Common shares issued for cash at $0.0125 per share, April 8,2005	400,000	400	4,600	-	5,000

Shares issued in lieu of payment for
Interest on promissory note, May 2006	10,833,333	10,833	-	-	10,833

Cumulative Net (Loss)	-	-		(115,691)	(115,691)
Balance, December 31, 2006	82,233,333	82,233	5,100	(115,691)	(28,358)

Shares cancelled on acquisition	(10,833,333)	(10,833)	-	-	(10,833)

Shares issued in acquisition January 22, 2007	24,496,668	24,497	-21,141	-	3,356

Common shares issued for cash at $1.50 per share, January 22, 2007	200,000	200	299,800	-	300,000
Common shares reissued for cash at $0.50 per share, April 30, 2007	-	-	10,000	-	10,000
Common shares issued for Jungo Rights at $0.50 June 1, 2007	50,000	50	24,950	-	25,000
Foreign exchange	-	-	-		10,666
Shares cancelled by shareholder	(30,000,000)	(30,000)	30,000		-0-
Net (Loss) for the period	-	-		(480,487)	(480,487)
Balance, December 31, 2007	66,146,668	66,147	348,709	(596,178)	(170,656)
Common shares re-issued for services at $0.01 per share, May 22 , 2008	30,000,000	30,000			30,000
Net (Loss) for the period				(633,870)	(633,870)
Balance, December 31, 2008	96,146,668	96,147	318,709	(1,230,048)	(774,526)

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
December 31, 2008
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
December 31, 2008
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,230,048 for the period from January 26, 2005 (inception) to December 31, 2008.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
December 31, 2008
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

f)  Impairment of Long-Lived Assets

The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company evaluates its land and mineral properties, buildings, machinery and equipment and other long-lived assets for impairment at least annually and when indications of possible impairment exist and assesses their recoverability based upon anticipated future cash flows from the asset’s or group of assets’ use or sale. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the carrying value of long-lived assets are reduced by the estimated excess of the carrying value over the fair value of the assets. Fair value is determined by the discounted future cash flows from the asset or group of assets. No impairment was recognized during the years ended December 31, 2008 or 2007.

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
December 31, 2008
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

As at December 31, 2008, the Company does not have any asset retirement obligations.

3.	Investment

Details are as follows:

	Number of shares	Market Value	Cost
		$	$
Lomiko Resources Inc. (formerly Lomiko Enterprises Ltd.)	20,000	6,232	8,849

This investment represents a minority interest of less than 10%.  The shares were valued at market as stated as at December 31, 2008.

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
December 31, 2008
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

As at December 31, 2007, the Company has a receivable MB Primes Management Ltd. (“MB Primes”), a company with directors in common, $61,995 which was written off during the quarter ended March 31, 2008

As at December 31, 2007 the Company has a receivable with Bio Remediation Inc. (“Bio Remediation”), a company with directors in common, $27,056 which was written off during the quarter ended March 31, 2008

As at December 31, 2008 the Company owes it’s President a total of $418,390 which is a combination of unpaid salary of $116,878 and $301,512 of Company expenses paid for by the President.

The Company acquired its Basin Gulch Property from a private company, one principal of whom is a common director with the Company.  Refer to Note 6.

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
December 31, 2008
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

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
December 31, 2008
(Stated in United States Dollars)

7.	Share Capital

a)	Details of share capital are as follows:
Authorized: 500,000,000 common shares with a par value of $.001
	Number of
	Shares	Amount
		$
Issued:
Balance – inception January 26, 2005	-	-
Common Shares issued	71,400,000	71,400
Shares issued in lieu of promissory note	10,833,333	10,833
Balance-December 31, 2006	82,233,333	82,233
Restricted common shares issued	24,496,668	24,497
Restricted Common Shares issued for Jungo	50,000	50
Common Shares issued	200,000	200
Shares cancelled	(40,833,333)	(40,833)
Balance – December 31, 2007 (d)	66,146,668	66,147
Restricted Common Shares issued for Services	30,000,000	30,000
Balance – December 31, 2008	96,146,668	96,147

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

c)	Refer to note 9.

8.	Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2008

Net loss	$(633,870)
Total income taxes	-0-

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

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
December 31, 2008
(Stated in United States Dollars)

8.	Income Taxes-continued

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date
2005	$24,981	2025
2006	$90,710	2026
2007	$480,487	2027
2008	$633,870
Total income tax operating loss carry forward	$1,230,048

9.	Commitments

a)	The Company had a lease for premises which expires on January 31, 2009 however effective September 1, 2007 the leased premises was terminated by the landlord.

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
December 31, 2008
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