Form 10-Q
period 2009-03-31
Aultra Gold Inc.
filed 2009-05-15
CIK 1330323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X ]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2009, the Issuer had 96,146,668 shares of common stock issued and outstanding.

  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

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

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aultra Gold Inc.
(An Exploration Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of Aultra Gold Inc. as of March 31, 2009, and the related condensed statements of operations, stockholders’ equity (deficit), and cash flows for the three-month periods ended March 31, 2009 and 2008 and from inception on January 26, 2005 through March 31, 2009.  These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Aultra Gold Inc. as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2009, we expressed an opinion with a going concern paragraph on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
May 14, 2009

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Balance Sheets
As at March 31, 2009
(Stated in United States Dollars)

	March 31, 2009	December 31, 2008
	$	$
A S S E T S
Current Assets
Cash	-0-	-0-
Interest receivable and prepaids	-0-	-0-
Investment in marketable securities (note 3)	-0-	-0-
Accounts receivable and accrued receivables	-0-	-0-
Total Current Assets	-0-	-0-
Long term Assets
Long term investment (note 3)	6,232	6,232
Long term receivables	65,485	65,485
Fixed Assets (note 6)	100,000	100,000
Total Assets	171,717	171,717

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	1,006,022	946,243
Total current liabilities	1,006,022	946,243

Total Liabilities	1,006,022	946,243

S TOCK H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 96,146,668 shares issued and outstanding (note 7(a))	96,147	96,147
Cummulative translation adjustment	10,666	10,666
Accumulated deficit in the exploration state (January 26, 2005 to March 31, 2009)	(1,289,827)	(1,230,048)
Additional paid-in capital	348,709	348,709

Total stockholders’ equity	(859,305)	(774,526)
Total liabilities and stockholders’ equity	171,717	171,717

Approved by the Board of Directors:
/s/ Rauno Perttu	/s/ John Yee
Director	Director

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Statement of Operations
From inception on January 26, 2005 to March 31, 2009
(Stated in United States Dollars)

	For the three months ended	For the three months ended	For the three months ended	For the three months ended	From inception January 26, 2005 through
	March 31	March 31	March 31	March 31	March 31
	2009	2008	2009	2008	2009
	$	$	$	$	$

REVENUE	0	0	0	-0-	131

Expenses
Filing Fees	-0-	-0-	-0-	-0-	9,820
Consultants and contractors	30,000	54,000	30,000	54,000	391,668
Travel	-0-	-0-	-0-	-0-	18,574
Mineral property expenditures	51,447	-0-	51,447	-0-	63,638
Office and sundry	3,332	-0-	3,332	-0-	358,435
Professional fees	-0-	27,000	-0-	27,000	358,435
Shares for interest expense	-0-	-0-	-0-	-0-	10,833
Transfer agent	-0-	1,474	-0-	1,474	9,615

Loss for the period	(84,779)	(82,474)	(84,779)	(82,474)	(1,264,643)
Other Revenues and Expenses
Foreign Exchange Gain/Loss	-0-	-0-	-0-	-0-	4,154
Gain on Extinguishment of Debt	-0-	-0-	-0-	-0-	45,733
Bad debt	-0-	-0-	-0-	-0-	97,303
Loss on Investment	-	-0-	-0-	-0-	(2,999)
Total loss for period	(84,779)	(82,474)	(84,779)	(82,474)	(1,314,827)
Deficit – beginning of the period	(1,230,048)	(596,178)	(1,230,048)	(596,178)	-0-

Deficit – end of period	(1,314,827)	(800,955)	(1,314,827)	(800,955)	(1,314,827)

Loss per shares – basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	96,146,668	66,146,668	96,146,668	66,146,668

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Statement of Cash Flows
From January 26, 2005 to March 31, 2009
(Stated in United States Dollars)

					From inception
	Three Months Ending		Three Months Ending		January 26, 2005
	March 31	March 31	March 31	March 31	To March 31,
	2009	2008	2009	2008	2009
	$	$	$	$	$

Cash flows from operating activities
Loss for the period	(84,779)	(204,777)	(300,828)	(84,779)	(1,314,872)

Changes in:

Accounts receivables and accrued receivables	-0-	122,303	97,175	-0-	(60,485)

Accounts payable and accrued liabilities	(84,779)	82,474	173,653	(82,474)	417,232
Net cash used in operating activities	-0-	-0-	(30,000)	-0-	(419,290)

Cash flows from investing activities
Mineral property	-0-	-0-	-0-	-0-	100,000
Investments	-0-	-0-	-0-	-0-	(6,232)
Cash used in investing activities	-0-	-0-	-0-	-0-	31,232

Cash flows from financing activities
Share capital issued	-0-	-0-	30,000	-0-	444,856
Loans	-0-	-0-	-0-	-0-	-0-
Cumulative translation adjustment	-0-	-0-	-0-	-0-	10,666
Net cash received from financing activities	-0-	-0-	-0-	-0-	455,522

Net increase in cash	-0-	-0-	-0-	-0-
Cash – beginning of period	-0-	-0-	-0-	-0-
Cash – end of period	-0-	-0-	-0-	-0-

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Statements of Stockholders’ Equity
From inception on January 26, 2005 to March 31, 2009
(Stated in United States Dollars)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Exploration Stage	Total Equity (Deficit)
		$	$	$	$

Balance at inception Jan. 26, 2005	-	-	-	-	-

Common shares issued for cash at $0.00005 per share, February 9,2005	30,000,000	30,000	(28,500)	-	1,500

Common shares issued for cash at $0.00005 per share, February 17,2005	30,000,000	30,000	(15,000)	-	15,000

Common shares issued for cash at $0.00005 per share, March 7,2005	11,000,000	11,000	44,000	-	55,000

Common shares issued for cash at $0.0125 per share, April 8,2005	400,000	400	4,600	-	5,000

Shares issued in lieu of payment for
Interest on promissory note, May 2006	10,833,333	10,833	-	-	10,833

Cumulative Net (Loss)	-	-		(115,691)	(115,691)
Balance, December 31, 2006	82,233,333	82,233	5,100	(115,691)	(28,358)

Shares cancelled on acquisition	(10,833,333)	(10,833)	-	-	(10,833)

Shares issued in acquisition January 22, 2007	24,496,668	24,497	-21,141	-	3,356

Common shares issued for cash at $1.50 per share, January 22, 2007	200,000	200	299,800	-	300,000
Common shares reissued for cash at $0.50 per share, April 30, 2007	-	-	10,000	-	10,000
Common shares issued for Jungo Rights at $0.50 June 1, 2007	50,000	50	24,950	-	25,000
Foreign exchange	-	-	-		10,666
Shares cancelled by shareholder	(30,000,000)	(30,000)	30,000		-0-
Net (Loss) for the period	-	-		(480,487)	(480,487)
Balance, December 31, 2007	66,146,668	66,147	348,709	(596,178)	(170,656)
Common shares re-issued for services at $0.01 per share, May 22 , 2008	30,000,000	30,000			30,000
Net (Loss) for the period				(633,870)	(633,870)
Balance, March 31, 2008	96,146,668	96,147	318,709	(1,230,048)	(774,526)
Net (Loss) for the period				(84,774)	(84,774)
Balance, March 31, 2009	96,146,668	96,147	318,709	(1,314,827)	(859,305)

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2009
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
Notes to Financial Statements
March 31, 2009
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,314,827 for the period from January 26, 2005 (inception) to March 31, 2009.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
Notes to Financial Statements
March 31, 2009
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
Notes to Financial Statements
March 31, 2009
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

As at March 31, 2009, the Company does not have any asset retirement obligations.

3.      Investment

Details are as follows:
	Number of shares	Market Value	Cost
		$	$
Lomiko Resources Inc. (formerly Lomiko Enterprises Ltd.)	20,000	6,232	8,849
This investment represents a minority interest of less than 10%.  The shares were valued at market as stated as at March 31, 2009.

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2009
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

As at December 31, 2007, the Company has a receivable MB Primes Management Ltd. (“MB Primes”), a company with directors in common, $61,995 which was written off during the quarter ended March 31, 2008.

As at December 31, 2007 the Company has a receivable with Bio Remediation Inc. (“Bio Remediation”), a company with directors in common, $27,056 which was written off during the quarter ended March 31, 2008.

As at September 30, 2008 the Company owes it’s President a total of $275,930 which is a combination of unpaid salary of $86,878 and $189,053 of Company expenses paid for by the President.

The Company acquired its Basin Gulch Property from a private company, one principal of whom is a common director with the Company.  Refer to Note 6.

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2009
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

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2009
(Stated in United States Dollars)

7.	Share Capital

a)	Details of share capital are as follows:
Authorized: 500,000,000 common shares with a par value of $.001
	Number of
	Shares	Amount
		$
Issued:
Balance – inception January 26, 2005	-	-
Common Shares issued	71,400,000	71,400
Shares issued in lieu of promissory note	10,833,333	10,833
Balance-December 31, 2006	82,233,333	82,233
Restricted common shares issued	24,496,668	24,497
Restricted Common Shares issued for Jungo	50,000	50
Common Shares issued	200,000	200
Shares cancelled	(40,833,333)	(40,833)
Balance – December 31, 2007 (d)	66,146,668	66,147
Restricted Common Shares issued for Services	30,000,000	30,000
Balance – December 31, 2008	96,146,668	96,147
Balance – March 31, 20089	96,146,668	96,147

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

c)	Refer to note 9.

8.       Income Taxes

A reconciliation of income taxes at statutory rates is as follows:
March 31, 2009

Net loss	$(84,779)
Total income taxes	-0-

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

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2009
(Stated in United States Dollars)

8.       Income Taxes-continued

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date
2005	$24,981	2025
2006	$90,710	2026
2007	$480,487	2027
2008	$633,870	2028
Total income tax operating loss carry forward	$1,230,048

9.	Commitments

            None

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
Notes to Financial Statements
March 31, 2009
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

Employees

As of May 14, 2009, the Company had a full time employment agreement with Mr. Rauno Perttu, the Company’s CEO, President and director, pursuant to which Mr. Perttu provides services to the Company. The Company anticipates that it will be conducting most of its business through agreements with consultants and third parties.

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
We have no operating history and have not proved that we can operate successfully. We face all of the risks inherent in a new business. If we fail, your investment in our common stock will become worthless. From our inception on January 26, 2005 to the end of the period ended March 31, 2009, we have not earned any revenue.. We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve-month period. We will require additional financing for our operational expenses, and further exploration work for commercially exploitable mineral deposits or reserves. We are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have arrangements for additional funds. Your investments in our common stock must therefore be regarded as the placing of funds at a high risk in a recently formed company with all the unforeseen costs, expenses, problems, and difficulties to which such companies without proven record are subject to.

We have had losses since our inception. We expect losses to continue in the future and there is a risk we may never become profitable.
We have incurred operating losses of $633,870 and $480,487 during the year ended December 31, 2008 and 2007, respectively. In addition, during that period, we have used cash of $-0- and $-0-  in our operating activities, and had a net working capital deficiency of $946,243 at December 31, 2008. We expect to continue to incur significant operating expenses as we maintain our current line of power-line products and continue research and development toward new advance power-line technologies. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, of which there can be no assurance, you may experience significant additional dilution.

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
We did not obtain any outside financing during fiscal 2008, we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. We do not have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
In their report dated April 10, 2009, our independent auditors stated that our accompanying financial statements filed herewith were prepared assuming that we will continue as a going concern. However, we have incurred operating losses, of $633,870 and $480,487, during the year ended December 31, 2008 and 2007, respectively. In addition, during these periods, we have used cash of $-0- and $-0-, respectively, in our operating activities. We are uncertain if we will have sufficient cash to operate for the next twelve months, our ability to sustain our operations beyond this period without further financing cannot be assured.

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

We are a small company with only one employee as of December 31, 2008 and as of March 31, 2009. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Plan of Operation

We do not have sufficient funds to conduct   work phases of further drilling and assaying, and completion of the mine plan on the Basin Gulch Property or the Jungo Property, we will require additional financing in order to complete the work associated with the projected cost to initial production.

Basin Gulch Management

The following sections contain proposed work that is dependent on financing that is not currently available, on permitting that has not been completed, and on informal generalized cost estimates .  The postulated mine plan described is conceptual in nature.

Aultra Gold’s Basin Gulch project in place in Montana is scheduled for early development, with the first work planned for this coming 2009 spring. Although Basin Gulch contains open-ended gold/silver mineralization that contains well in excess of a million ounces, with outstanding high-grade exploration targets untested, the current rules in Montana mean that a large-scale open pit gold mine will be too difficult to permit. Several local higher grade targets were discovered in the previous exploration of the property. These can be permitted and developed in a short period of time, especially under the small miners provisions in Montana. In addition, the property contains excellent targets for bulk high-grade gold/silver within a nested diatreme complex and along associated structures. These targets will be systematically explored. Outlined below is AGI’s planned staged development of the Basin Gulch property. The initial resources can be mined under Montana’s small mine provisions, so permitting can be completed in weeks instead of years.

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

Results of Operations for the Period from Inception through December 31, 2008

We have not earned any revenues from our incorporation on January 26, 2005 to December 31, 2008.  We do not anticipate earning revenues unless we enter into commercial production on the Basin Gulch Property, which will not happen for the foreseeable future.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

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

General and Administrative Expenses-March 31, 2009

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

Net income (loss) for the period ended to March 31, 2009 was a loss of ($84,779), as compared to a net loss of ($82,474) for the period ended March 31, 2008.

Liquidity and Capital Resources-March 31, 2009

At March 31, 2009, our cash was $-0- and we had currently liabilities of $1,006,022. Since our inception on January 20, 2005, to the end of the period ended March 31, 2009, we have incurred losses of $1,289,827. We attribute our net loss to having no revenues to offset our operating expenses. At March 31 2009, we had an accumulated deficit of $1,289,827.

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

First  fiscal quarter ended March 31, 2009

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

(a)   As of the date of this Quarterly Report, we do not have any board of directors committees. No material changes to the procedures by which security holders may recommend nominees to our board of directors occurred or implemented since our last periodic filing, our Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2008.

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

AULTRA GOLD INC.

Date:	May 14, 2009	By:	/s/ Rauno Perttu
Rauno Perttu
President and Chief Executive Officer

Date:	May 14, 2009	By:	/s/Rauno Perttu
Rauno Perttu
Chief Financial Officer (and Acting Principal Accounting Officer)