Form 10-Q
period 2009-06-30
Aultra Gold Inc.
filed 2009-08-13
CIK 1330323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2009
[ ]	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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

  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six and three months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

As used in this Quarterly Report on Form 10-QSB (the “Quarterly Report”), the terms "we", "us", "our", the “Company” and mean Aultra Gold Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AULTRA GOLD INC.
An Exploration Stage Company

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Balance Sheets
As at June 30, 2009
(Stated in United States Dollars)

	June 30	December 31
	2009	2008
	$	$

A S S E T S
Current Assets
Cash	-0-	-0-
Interest receivable and prepaids	-0-	-0-
Investment in marketable securities (note 3)	-0-	-0-
Accounts receivable and accrued receivables	-0-	-0-
Total Current Assets	-0-	-0-
Long term Assets
Long term investment (note 3)	6,232	6,232
Long term receivables	65,485	65,485
Fixed Assets (note 6)	100,000	100,000
Total Assets	171,717	171,717

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	1,150,683	946,243
Total current liabilities	1,150,683	946,243

Total Liabilities	1,150,683	946,243
S TOCK H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 96,146,668 shares issued and outstanding (note 7(a))	96,147	96,147
Cummulative translation adjustment	10,666	10,666
Accumulated deficit in the exploration state (January 26, 2005 to June 30, 2009)	(1,434,488)	(1,230,048)
Additional paid-in capital	348,709	348,709

Total stockholders’ equity	(978,966)	(774,526)
Total liabilities and stockholders’ equity	171,717	171,717

Approved by the Board of Directors:
/s/ Rauno Perttu	/s/ John Yee
Director	Director

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Statement of Operations
From inception on January 26, 2005 to June 30, 2009
(Stated in United States Dollars)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	From inception January 26, 2005 through
	June 30	June 30	June 30	June 30	June 30
	2009	2008	2009	2008	2009
	$	$	$	$	$

REVENUE	0	0	0	-0-	131

Expenses
Filing Fees	-0-	-0-	-0-	-0-	9,820
Consultants and contractors	90,000	24,000	150,000	78,000	481,668
Travel	-0-	-0-	-0-	-0-	18,574
Mineral property expenditures	27,263	8,963	51,447	72,463	429,328
Office and sundry	893	-0-	3,332	10,163	64,531
Professional fees	-0-	10,163	-0-	28,500	358,435
Shares for interest expense	-0-	-0-	-0-	-0-	10,833
Transfer agent	1,500	1,575	-0-	3,049	11,115

Loss for the period	(119,661)	(44,701)	(204,779)	(152,175)	(1,384,304)
Other Revenues and Expenses
Foreign Exchange Gain/Loss	-0-	-0-	-0-	-0-	4,154
Gain on Extinguishment of Debt	-0-	35,000	-0-	35.000	45,733
Bad debt	-0-	-0-	-0-	-0-	97,303
Loss on Investment	-	-0-	-0-	(97,303)	(2,999)
Total loss for period	(119,661)	(9,701)	(204,779)	(214,478)	(1,434,304)
Deficit – beginning of the period	(1,349,826)	(800,955)	(1,230,048)	(596,178)	-0-

Deficit – end of period	(1,434,488)	(810,656)	(1,434,488)	(810,656)	(1,434,488)

Loss per shares – basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	96,146,668	96,146,668	96,146,668	72,704,045

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Statement of Cash Flows
From January 26, 2005 to June 30, 2009
(Stated in United States Dollars)

	Three Months	Ending	Six Months Ending		From inception
	June 30	June 30	June 30	June 30	January 26, 2005
	2009 $	2008 $	2009 $	2008 $	To June 30, 2009 $

Cash flows from operating activities
Loss for the period	(119,661)	(9,701)	(204,400)	(84,779)	(1,434,488)

Changes in:

Accounts receivables and accrued receivables	-0-	-0-	-0-	97,175	(65,485)

Accounts payable and accrued liabilities	(119,661)	(20,199)	204,400	87,175	1,150,685
Net cash used in operating activities	-0-	(30,000)	-0-	-0-	(349,290)

Cash flows from investing activities
Mineral property	-0-	-0-	-0-	-0-	(100,000)
Investments	-0-	-0-	-0-	-0-	(6,232)
Cash used in investing activities	-0-	-0-	-0-	-0-	(106,232)

Cash flows from financing activities
Share capital issued	-0-	30,000	-0-	30,000	444,856
Loans	-0-	-0-	-0-	-0-	-0-
Cumulative translation adjustment	-0-	-0-	-0-	-0-	10,666
Net cash received from financing activities	-0-	30,000	-0-	30,000	455,522

Net increase in cash	-0-	-0-	-0-	-0-
Cash – beginning of period	-0-	-0-	-0-	-0-
Cash – end of period	-0-	-0-	-0-	-0-

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Statements of Stockholders’ Equity
From inception on January 26, 2005 to June 30, 2009
(Stated in United States Dollars)

	Common Stock		Additional Paid-in	Accumulated Deficit During Exploration	Total Equity
	Shares	Amount	Capital	Stage	(Deficit)
		$	$	$	$

Balance at inception Jan. 26, 2005	-	-	-	-	-

Common shares issued for cash at $0.00005 per share, February 9,2005	30,000,000	30,000	(28,500)	-	1,500

Common shares issued for cash at $0.00005 per share, February 17,2005	30,000,000	30,000	(15,000)	-	15,000

Common shares issued for cash at $0.00005 per share, March 7,2005	11,000,000	11,000	44,000	-	55,000

Common shares issued for cash at $0.0125 per share, April 8,2005	400,000	400	4,600	-	5,000

Shares issued in lieu of payment for
Interest on promissory note, May 2006	10,833,333	10,833	-	-	10,833

Cumulative Net (Loss)	-	-		(115,691)	(115,691)
Balance, December 31, 2006	82,233,333	82,233	5,100	(115,691)	(28,358)

Shares cancelled on acquisition	(10,833,333)	(10,833)	-	-	(10,833)

Shares issued in acquisition January 22, 2007	24,496,668	24,497	-21,141	-	3,356

Common shares issued for cash at $1.50 per share, January 22, 2007	200,000	200	299,800	-	300,000
Common shares reissued for cash at $0.50 per share, April 30, 2007	-	-	10,000	-	10,000
Common shares issued for Jungo Rights at $0.50 June 1, 2007	50,000	50	24,950	-	25,000
Foreign exchange	-	-	-		10,666
Shares cancelled by shareholder	(30,000,000)	(30,000)	30,000		-0-
Net (Loss) for the period	-	-		(480,487)	(480,487)
Balance, December 31, 2007	66,146,668	66,147	348,709	(596,178)	(170,656)
Common shares re-issued for services at $0.01 per share, May 22 , 2008	30,000,000	30,000			30,000
Net (Loss) for the period				(633,870)	(633,870)
Balance, December 31, 2008	96,146,668	96,147	318,709	(1,230,048)	(774,526)
Net (Loss) for the period				(204,440)	(204,440)
Balance, June 30, 2009	96,146,668	96,147	318,709	(1,434,488)	(978,966)

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
June 30, 2009
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
June 30, 2009
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,434,488 for the period from January 26, 2005 (inception) to June 30, 2009.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
June 30, 2009
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
June 30, 2009
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

As at June 30, 2009, the Company does not have any asset retirement obligations.

3.      Investment

Details are as follows:
	Number of shares	Market Value	Cost
		$	$
Lomiko Resources Inc. (formerly Lomiko Enterprises Ltd.)	20,000	6,232	8,849
This investment represents a minority interest of less than 10%.  The shares were valued at market as stated as at June 30, 2009.

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
June 30, 2009
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

As at December 31, 2007 the Company has a receivable with Bio Remediation Inc. (“Bio Remediation”), a company with directors in common at that time, $27,056 which was written off during the quarter ended March 31, 2008.

As at June 30, 2009 the Company owes it’s President a total of $423,330  which is a combination of unpaid salary of $176,878 and $336,452 of Company expenses paid for by the President.

The Company acquired its Basin Gulch Property from a private company, one principal of whom is a common director with the Company.  Refer to Note 6.

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
June 30, 2009
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

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
June 30, 2009
(Stated in United States Dollars)

7.	Share Capital

a)	Details of share capital are as follows:
Authorized: 500,000,000 common shares with a par value of $.001
	Number of
	Shares	Amount
		$
Issued:
Balance – inception January 26, 2005	-	-
Common Shares issued	71,400,000	71,400
Shares issued in lieu of promissory note	10,833,333	10,833
Balance-December 31, 2006	82,233,333	82,233
Restricted common shares issued	24,496,668	24,497
Restricted Common Shares issued for Jungo	50,000	50
Common Shares issued	200,000	200
Shares cancelled	(40,833,333)	(40,833)
Balance – December 31, 2007 (d)	66,146,668	66,147
Restricted Common Shares issued for Services	30,000,000	30,000
Balance – December 31, 2008	96,146,668	96,147
Balance – June 30, 2009	96,146,668	96,147

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

c)	Refer to note 9.

8.       Income Taxes

A reconciliation of income taxes at statutory rates is as follows:
June 30, 2009

Net loss	$(204,440)
Total income taxes	-0-

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
June 30, 2009
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
June 30, 2009
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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•Our ability to obtain additional funding as the exploration for commercially exploitable mineral deposits or reserves, as well as general, legal, accounting and administrative expenses associated with our reporting requirements with the SEC, is expected to require from us total expenditures over the next two years in an approximate amount of $21,850,000.
• Our ability to obtain additional funding as we presently do not have sufficient funds to pursue our stated plan of operation for the next twelve-month period.
•Our ability to be successful in our acquisition and exploration of gold and mineral properties activities.
•Our ability to attract and retain management.
•The intensity of competition for commercially exploitable mineral deposits or reserves; and
•existing and potential performance issues with suppliers and customers;
•governmental export and import policies;
•global trade policies;
•worldwide political stability and economic growth;
•potential entry of new, well-capitalized competitors into our markets;
•changes in our capital structure and cost of capital; and
•General economic conditions.

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

Stage 3 production royalties:

Upon commencement of production, AGI must pay the greater of:

i)a twice annual cash payment of $50,000 due on March 10 and September 10 of each year; or

ii)3% of the gross sales receipts of the gold and silver sold, due semi-annually on March 10 and September 10 of each year;

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

A recently recovered informal evaluation by GEMCOM  indicated that a portion  of the property contains a completely open resource of 625,513,400 tons which contain 7,600,000 ounces at 0.012 opt, within which are 2,803,970 ounces at 0.026 opt.  This estimate is based on the results of about a third of 323 drill holes and 17,000 feet of trenching.  The other holes also contain extensive mineralization which extends for several thousand feet outward from the diatreme complex, but the other holes were not drilled in sufficient density to be used for resource estimates.

The majority of the holes were shallow and did not follow up on scattered high-grade intercepts that appeared to be vein structures and high-grade breccia zones.  Perhaps most importantly, the large diatreme complex has not been drilled to its boiling zone, nor significantly explored, although it was the likely gold source for historic placer mining.  Aultra expects  follow-up drilling on the high-grade intercepts and drilling of the diatreme to define areas of high grade mineralization that is expected to increase the overall grade and volume.

As a start to new exploration, Aultra commissioned a new independent study based on the newly rediscovered data.  This new report is expected to be completed during the third quarter.

Based on the results of this third-party evaluation, several recommendations are made to complete field evaluation of this advanced exploration project. The following are those basic elements.

i)Complete drilling and sampling of two identified high grade zones with diamond core drilling to give adequate evaluation of potential mineralization volumes.

ii)Complete several core holes in the areas of one and two-point anomalies that were encountered during the previous exploration efforts.

iii) Perform test underground mining in the two high grade targets after completion of the drilling recommended above.

Plans are also being completed to initiate drilling of the diatreme complex for bodies of high-grade mineralization.

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

i)Upon completion of the follow-up evaluation in the BG94-42(1) area, DMC will drive an intercept tunnel, starting approximately 100 feet below the drill collar, to evaluate the high-grade zone by bulk sampling. This audit will be located to allow extension of the drift to also bulk sample the high-grade diatreme zone encountered in hole BG94-5(1). The gold in the BG94-42 (1) area was found to be free gold and should be recoverable by simple gravity methods. The tunnel will be completed to a standard that will allow it to be used as a production facility under and State of Montana Small Miner’s Exclusion operating permit.

ii)While the work in the first area is progressing, follow-up exploration of the other identified areas of high-grade mineralization will continue, as will step-out exploration for new potential shoots. With success in these new areas, AGI anticipates that the initial Small Miner’s Exclusion operation will be systematically expanded into a larger mining operation.

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

We do not have sufficient funds to make either the lease payments or the payments to the BLM which are due by August 31st.

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

We do not have sufficient funds to make the payments to the BLM which are due by August 31st.

The Jungo property is located on the eastern margin of the  Jackson Mountains in Townships 37 and 38 North, and Range 31 East, in Humboldt County, Nevada.  It consists of 95 unpatented lode claims totaling about 1,900 acres.  The claims cover the projection of a gold-mineralized hot springs system at the eastern margin of the Jackson Mountains.  The system can be followed for approximately 2,000 feet, where it disappears under shallow cover.

Geology and Mineralization

•	Surface samples contain up to 0.6 opt gold.
•	Two long trenches and a small prospect pit exposed extensive brecciated and silicified gold-mineralized rocks.
•	The northern trench crosscut 160 feet of hot springs silica.
•	Ten and twenty foot trench intervals assayed 0.01 ounce per ton (opt) gold.
•	A 32 foot interval averaged 0.015 opt gold.
•	A twenty foot interval of the hot springs rock assayed 0.042 opt gold and more than 0.5 opt silver. A select sample of the hot springs rock assayed 0.6 opt gold and 4.44 opt silver.

One isolated pit was dug on projection of the hot springs zone under alluvial cover almost 2,000 feet to the northwest.  It encountered hot springs silica that assayed 0.11 opt gold and 3.80 opt silver.

This mineralization is considered to be very high in the gold system.

Additional trenching, followed by drilling, are planned as soon as funding is available.

Announced Merger

Aultra has been in merger discussions with Dutch Gold Resources (Other OTC: DGRI.PK) for the past year.  The discussions have been slowed because Aultra requires that DGRI have financing in place prior to final agreement of terms for the proposed merger.  The delay in funding remains a key factor slowing the merger discussions.

Other Opportunities in Nevada:

With funding, AGI plans to stake claims over a new Nevada exploration target in the middle of north-central Nevada. This region contains several large existing gold mines.  Additionally, AGI has been offered additional attractive gold properties, subject to near-term funding.

We do not have sufficient funds to stake any additional properties.

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

We do not have sufficient funds to pay for the annual fees associated with either the Jungo or Basin Gulch properties and may lose either or both properties.

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

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations and we may lose either or both properties: Jungo and Basin Gulch.

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

General and Administrative Expenses-June 30, 2009

General and administrative expense consisted of accounting and professional fees and other general expenses. General and administrative expenses for the for the six month  period ended June 30, 2009 were $204,770, as compared to $152,175 for the fiscal period  ended June 30, 2008. The primary reason for the increase in general and administrative expenses was an increase of consulting of $72,000 (2009-$150,000 from 2008-$78,000)  and a decrease of mineral property expenditures of $21,016 (2009-$51,463 from 2008-$72,463).  Overall spending decreased as a result of decreased amounts of cash and corporate resources.

Net income (loss) for the period ended to June 30, 2009 was a loss of ($204,779), as compared to a net loss of ($152,175) for the period ended June 30, 2008.

Liquidity and Capital Resources-June 30, 2009

At June 30, 2009, our cash was $-0- and we had currently liabilities of $1,150,683. Since our inception on January 20, 2005, to the end of the period ended June 30, 2009, we have incurred losses of $1,434,488. We attribute our net loss to having no revenues to offset our operating expenses. At June 30, 2009, we had an accumulated deficit of $1,434,488.

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

Much of the past year has been spent to obtaining funding.  The Company has had discussions  with Dutch about coming operations based on Dutch’s ability to raise funds. If Dutch is successful then the Company would have a 50:1 reverse split.  There is no agreement with Dutch and there are many other issues to resolve with Dutch.

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

1.Before each report is prepared, we will review the SEC’s website (www.sec.gov) in an effort to determine any recent changes in the laws affecting our disclosure obligations; and

2.As each report is prepared, we will discuss with our independent consultants, who assist us in the preparation of the reports and financial statements included within the reports, whether they are aware of any recent changes in the laws affecting our disclosure obligations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

The following unregistered securities have been issued by us since December 31 2008, and have not been previously disclosed in our Annual Report on Form 10-KSB or in our Current Reports on Form 8-K:

Second  fiscal quarter ended June 30, 2009

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

AULTRA GOLD INC.

Date:	August 12, 2009	By:	/s/ Rauno Perttu
Rauno Perttu
President and Chief Executive Officer

Date:	August 12, 2009	By:	/s/Rauno Perttu
Rauno Perttu
Chief Financial Officer (and Acting Principal Accounting Officer)