Form 10-K/A
period 2008-12-31
Aultra Gold Inc.
filed 2009-10-29
CIK 1330323

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/ A
(Amendment No. 1)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Issuer’s revenues for its most recent fiscal year: Nil.

The aggregate market value of the common stock, $.001 par value, held by non-affiliates of the issuer, based upon the closing price of Common Stock on March 30, 2009, as reported on the Over the Counter Bulletin Board under the symbol “AGDI.OB,” was approximately $190,083 (96,146,668 shares less the 55,200,000 owned by the officers & directors x $0.0022 per share).

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

i)Upon satisfactory completion of the follow-up evaluation in the BG94-42 area, DMC plans to drive an intercept tunnel, starting approximately 100 feet below the drill collar, to evaluate the gold zone by bulk sampling. This adit would be located to allow extension of the drift to also bulk sample the diatreme zone encountered in hole BG94-5. The gold in the BG94-42 area was found to be free gold and should be recoverable by simple gravity methods. The tunnel would be completed to a standard that will allow it to be used as a production facility under a State of Montana Small Miner’s Exclusion operating permit.

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

	High	Low

Fiscal Year 2007 (January 1, 2007 - December 31, 2007)
Firs First quarter (January 1, 2007 - March 31, 2007)	$0.55	$0.50
Sec Second quarter (April 1, 2007 - June 30, 2007)	$0.55	$0.50
Third quarter (July 1, 2007 - September 30, 2007)	$0.55	$0.50
Four Fourth quarter (October 1, 2007 - December 31, 2007)	$0.55	$0.50

Year 2008 (January 1, 2008 - December 31, 2008)
First quarter (January 1, 2008 - March 31, 2008)	$0.60	$0.05
Second quarter (April 1, 2008 - June 30, 2008)	$0.30	$0.07
Third quarter (July 1, 2008 - September 30, 2008)	$0.25	$0.04
F Fourth quarter (October 1, 2008 - December 31, 2008)	$0.03	$0.01

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

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

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. As of December 31, 2008 we conducted an evaluation, under the supervision, and with the participation of management, Rauno Perttu, acting as our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the fiscal period ending December 31, 2008 our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and principal accounting officer in a manner that allowed for timely decisions regarding required disclosure.

Management does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's CEO and CFO and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

I dentified Weaknesses

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

-We omitted to disclose of our “Management’s Annual Report on Internal Control over Financial Reporting” in our initial Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2007;

- During 2007, we did not timely file our Quarterly Report on Form 10-Q for the six months ending June 30, 2007 and our Annual Report for year ending December 31, 2007;

-We lack sufficient trained personnel with experience in accounting and financial reporting functions due to the size of our Company and our lack of financial resources to pay such personnel; and

-We do not have a sufficient number of employees to adequately segregate accounting duties to provide for sufficient internal controls.

These material weaknesses were first identified by Mr. Perttu in connection with the preparation and review of our unaudited financial statements as of September 30, 2008 in or about November 2008.

Management also believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated a plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.  While we are actively seeking outside members, including candidates with accounting experience, we cannot provide any assurance that we will be successful. Given the size of our company, lack of revenues and current lack of financing to continue with our business, it is unlikely that anyone will agree to join our Board until general economic conditions and our own business prospects improve significantly.

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

Aultra Gold, Inc.

Dated: October 29 , 2009	By:	/s/ Rauno Perttu
Name: Rauno Perttu Title: Chief Executive Officer

Dated: October 29 , 2009	By:	/s/ Rauno Perttu
Name: Rauno Perttu Title: Chief Financial Officer and acting Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rauno Perttu
Rauno Perttu	Chief Executive Officer, President, Interim Chief Financial Officer, Acting Principal Accounting Officer and Director	October 29 , 2009

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

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Balance Sheets
As at December 31, 2008
(Stated in United States Dollars)

	December 31 2008	December 31 2007

A S S E T S
Current Assets
Cash	-0-	-0-
Interest receivable and prepaids	-0-	225
Investment in marketable securities (note 3)	-0-	6,232
Accounts receivable and accrued receivables	-0-	162,563
Total Current Assets	-0-	169,020
Long term Assets
Long term investment (note 3)	6,232	-0-
Long term receivables	65,485	-0-
Fixed Assets (note 6)	100,000	25,000
Total Assets	171,717	194,020

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	946,243	364,676
Total current liabilities	946,243	364,676

Total Liabilities	946,243	364,676

S TOCK H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 96,146,668 shares issued and outstanding (note 7(a)	96,147	66,147
Cumulative translation adjustment	10,666	10,666
Accumulated deficit in the exploration state (January 26, 2005 to December 31, 2008)	(1,230,048)	(596,178)
Additional paid-in capital	348,709	348,709

Total stockholders’ equity	(774,526)	(170,656)
Total liabilities and stockholders’ equity	171,717	194,020

Approved by the Board of Directors:
/s/ Rauno Perttu	/s/ John Yee
Rauno Perttu Director	John Yee Director

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

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Cash Flows
From January 26, 2005 to December 31, 2008
(Stated in United States Dollars)

	Years Ending
	December 31 2008	December 31 2007	From inception January 26, 2006 To December 31, 2008
	$	$	$
Cash flows from operating activities
Loss for the period	(633,870)	(480,487)	(1,230,048)

Changes in:

Accounts receivables and accrued receivables	97,303	(162,563)	(65,485)

Accounts payable and accrued liabilities	581,567	336,035	946,243
Net cash used in operating activities	45,000	(307,015)	(349,290)

Cash flows from investing activities
Mineral property	(75,000)	(25,000)	(100,000)
Investments	-0-	3,243,768	(6,232)
Cash used in investing activities	(75,000)	3,218,768	(106,232)

Cash flows from financing activities
Share capital issued	30,000	327,523	444,856
Loans	-0-	(3,250,000)	-0-
Cumulative translation adjustment	-0-	10,666	10,666
Net cash received from financing activities	30,000	(2,911,811)	455,522

Net increase in cash	-0-	(58)
Cash – beginning of period	-0-	58
Cash – end of period	-0-	-0-

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

As at December 31, 2007, the Company has a receivable MB Primes Management Ltd. (“MB Primes”), a company with directors in common, $61,995 which was written off during the quarter ended March 31, 2008

As at December 31, 2007, the Company has a receivable with Bio Remediation Inc. (“Bio Remediation”), a company with directors in common, $27,056 which was written off during the quarter ended March 31, 2008

As at December 31, 2008, the Company owes it’s President a total of $418,390 which is a combination of unpaid salary of $116,878 and $301,512 of Company expenses paid for by the President.

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

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Notes to Financial Statements
December 31, 2008
(Stated in United States Dollars)

8.	Income Taxes-continued

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date
2005	$24,981	2025
2006	$90,710	2026
2007	$480,487	2027
2008 Total income tax operating loss carry forward	$633,870	$1,230,048

9.	Commitments

a)	The Company had a lease for premises which expires on January 31, 2009 however effective September 1, 2007 the leased premises was terminated by the landlord.

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