Form 10-Q/A
period 2009-06-30
Aultra Gold Inc.
filed 2009-10-29
CIK 1330323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets at June 30, 2009 and December 31, 2008	F-3
	Consolidated Statements of Operations for the six and three months ended June 30, 2009 and 2008	F-4
	Consolidated Statement of Cash Flows for the six and three months ended June 30, 2009 and 2008	F-5
	Notes to Financial Statements	F-7-F-15

ITEM 2	Management’s Discussion and Analysis or Plan of Operation	1

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	21

ITEM 4	Controls and Procedures	23

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders.	23

ITEM 5.	Other Information	23

ITEM 6	Exhibits	23

	Signatures	24

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

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Statement of Cash Flows
From January 26, 2005 to June 30, 2009
(Stated in United States Dollars)

	Three Months Ending		Six Months Ending		From inception
	June 30	June 30	June 30	June 30	January 26, 2005
	2009	2008	2009	2008	To June 30, 2009
	$	$	$	$	$

Cash flows from operating activities
Loss for the period	(119,661)	(9,701)	(204,400	(84,779)	(1,434,488)

Changes in:

Accounts receivables and accrued receivables	-0-	-0-	-0-	97,175	(65,485)

Accounts payable and accrued liabilities	(119,661)	(20,199)	204,400	87,175	1,150,685
Net cash used in operating activities	-0-	(30,000)	-0-	-0-	(349,290)

Cash flows from investing activities
Mineral property	-0-	-0-	-0-	-0-	(100,000)
Investments	-0-	-0-	-0-	-0-	(6,232)
Cash used in investing activities	-0-	-0-	-0-	-0-	(106,232)

Cash flows from financing activities
Share capital issued	-0-	30,000	-0-	30,000	444,856
Loans	-0-	-0-	-0-	-0-	-0-
Cumulative translation adjustment	-0-	-0-	-0-	-0-	10,666
Net cash received from financing activities	-0-	30,000	-0-	30,000	455,522

Net increase in cash	-0-	-0-	-0-	-0-
Cash – beginning of period	-0-	-0-	-0-	-0-
Cash – end of period	-0-	-0-	-0-	-0-

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

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

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

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the fiscal period ending June 30, 2009 our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and principal accounting officer in a manner that allowed for timely decisions regarding required disclosure.

Management does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints , and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Weaknesses

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

AULTRA GOLD INC.

Date:	October 29, 2009	By:	/s/ Rauno Perttu
Rauno Perttu
President and Chief Executive Officer

Date:	October 29, 2009	By:	/s/Rauno Perttu
Rauno Perttu
Chief Financial Officer (and Acting Principal Accounting Officer)