Form 10-Q/A
period 2009-03-31
Aultra Gold Inc.
filed 2009-10-30
CIK 1330323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A
(Amendment No.1)

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

AULTRA GOLD INC.
An Exploration Stage Company

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Balance Sheets
As at March 31, 2009
(Stated in United States Dollars)
	March 31	December 31
	2009	2008
	$	$
A S S E T S
Current Assets
Cash	-0-	-0-
Interest receivable and prepaids	-0-	-0-
Investment in marketable securities (note 3)	-0-	-0-
Accounts receivable and accrued receivables	-0-	-0-
Total Current Assets	-0-	-0-
Long term Assets
Long term investment (note 3)	6,232	6,232
Long term receivables	65,485	65,485
Fixed Assets (note 6)	100,000	100,000
Total Assets	171,717	171,717

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	1,006,022	946,243
Total current liabilities	1,006,022	946,243

Total Liabilities	1,006,022	946,243

S TOCK H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 96,146,668 shares issued and outstanding (note 7(a))	96,147	96,147
Cummulative translation adjustment	10,666	10,666
Accumulated deficit in the exploration state (January 26, 2005 to March 31, 2009)	(1,289,827)	(1,230,048)
Additional paid-in capital	348,709	348,709

Total stockholders’ equity	(859,305)	(774,526)
Total liabilities and stockholders’ equity	171,717	171,717

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

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Statement of Cash Flows
From January 26, 2005 to March 31, 2009
(Stated in United States Dollars)

	Three Months	Ending	Three Months Ending		From inception
	March 31	March 31	March 31	March 31	January 26, 2005
	2009	2008	2009	2008	To March 31, 2009
	$	$	$	$	$

Cash flows from operating activities
Loss for the period	(84,779)	(204,777)	(300,828	(84,779)	(1,314,872)

Changes in:

Accounts receivables and accrued receivables	-0-	122,303	97,175	-0-	(60,485)

Accounts payable and accrued liabilities	(84,779)	82,474	173,653	(82,474)	417,232
Net cash used in operating activities	-0-	-0-	(30,000)	-0-	(419,290)

Cash flows from investing activities
Mineral property	-0-	-0-	-0-	-0-	100,000
Investments	-0-	-0-	-0-	-0-	(6,232)
Cash used in investing activities	-0-	-0-	-0-	-0-	31,232

Cash flows from financing activities
Share capital issued	-0-	-0-	30,000	-0-	444,856
Loans	-0-	-0-	-0-	-0-	-0-
Cumulative translation adjustment	-0-	-0-	-0-	-0-	10,666
Net cash received from financing activities	-0-	-0-	-0-	-0-	455,522

Net increase in cash	-0-	-0-	-0-	-0-
Cash – beginning of period	-0-	-0-	-0-	-0-
Cash – end of period	-0-	-0-	-0-	-0-

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

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the fiscal period ending March 31, 2009 our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and principal accounting officer in a manner that allowed for timely decisions regarding required disclosure.

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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

- We omitted to disclose of our “Management’s Annual Report on Internal Control over Financial Reporting” in our initial Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2007;

- During 2007, we did not timely file our Quarterly Report on Form 10-Q for the six months ending June 30, 2007 and our Annual Report for year ending December 31, 2007;

- We lack sufficient trained personnel with experience in accounting and financial reporting functions due to the size of our Company and our lack of financial resources to pay such personnel; and

- We do not have a sufficient number of employees to adequately segregate accounting duties to provide for sufficient internal controls.

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

PART II - OTHER INFORMATION

ITEM1. LEGAL PROCEEDINGS.

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

ITEM2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

The following unregistered securities have been issued by us since December 31 2007, and have not been previously disclosed in our Annual Report on Form 10-KSB or in our Current Reports on Form 8-K:

First  fiscal quarter ended March 31, 2009

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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