Form 10-Q
period 2009-09-30
Aultra Gold Inc.
filed 2009-11-16
CIK 1330323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X ]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2009, the Issuer had 96,146,668 shares of common stock issued and outstanding.

  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine and three months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

As used in this Quarterly Report on Form 10-QSB (the “Quarterly Report”), the terms "we", "us", "our", the “Company” and mean Aultra Gold Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AULTRA GOLD INC.
An Exploration Stage Company

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Balance Sheets
As at September 30, 2009
(Stated in United States Dollars)
	September 30	December 31
	2009	2008
	$	$
A S S E T S
Current Assets
Cash	-0-	-0-
Interest receivable and prepaids	-0-	-0-
Investment in marketable securities (note 3)	-0-	-0-
Accounts receivable and accrued receivables	-0-	-0-
Total Current Assets	-0-	-0-
Long term Assets
Long term investment (note 3)	-0-	6,232
Long term receivables	65,485	65,485
Fixed Assets (note 6)	100,000	100,000
Total Assets	165,485	171,717

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable, notes payable and other accrued liabilities (note 7)	1,321,892	946,243
Total current liabilities	1,321,892	946,243

Total Liabilities	1,321,892	946,243

S TOCK H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 96,146,668 shares issued and outstanding (note 7)	96,147	96,147
Cummulative translation adjustment	10,666	10,666
Accumulated deficit in the exploration state (January 26, 2005 to September 30, 2009)	(1,611,929)	(1,230,048)
Additional paid-in capital	348,709	348,709

Total stockholders’ equity	(1,156,407)	(774,526)
Total liabilities and stockholders’ equity	165,485	171,717

Approved by the Board of Directors:
/s/ Rauno Perttu	/s/ John Yee
Director	Director

See notes to financial statements

An Exploration Stage Company
Consolidated Statement of Operations
From inception on January 26, 2005 to September 30, 2009
(Stated in United States Dollars)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	From inception January 26, 2005 through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
	$	$	$	$	$

REVENUE	0	0	0	-0-	131

Expenses
Filing Fees	4,311	500	4,311	2,823	14,131
Consultants and contractors	30,000	24,000	150,000	102,000	511,668
Travel	-0-	650	-0-	5,326	18,574
Mineral property expenditures	81,857	55,000	160,572	82,787	511,185
Office and sundry	6,000	5,200	4,225	13,040	64,531
Professional fees	-0-	-0-	6,000	28,500	364,435
Interest expense	44,340	-0-	44,340	-0-	6,140
Transfer agent	4,700	1,574	6,200	4,049	15,815

Loss for the period	(171,207)	(86,351)	(375,648)	(238,525)	(1,555,512)
Other Revenues and Expenses
Foreign Exchange Gain/Loss	-0-	-0-	-0-	-0-	4,154
Gain on Extinguishment of Debt	-0-	-0-	-0-	35.000	45,733
Bad debt	-0-	-0-	-0-	-0-	97,303
Loss on Investment	6,232	-0-	6,232	(97,303)	(9,231)
Total loss for period	(177,439)	(86,351)	(381,880)	(300,828)	(1,611,928)
Deficit – beginning of the period	(1,434,488)	(800,955)	(1,230,048)	(596,178)	-0-

Deficit – end of period	(1,618,157)	(897,006)	(1,618,157)	(897,006)	(1,434,488)

Loss per shares – basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	96,146,668	96,146,668	96,146,668	94,959,371

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Statement of Cash Flows
From January 26, 2005 to September 30, 2009
(Stated in United States Dollars)

	Three Months Ending		Nine Months Ending		From inception
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008	January 26, 2005 to Sept 30, 2009
	$	$	$	$	$

Cash flows from operating activities
Loss for the period	(177,439)	(86,351)	(381,880)	(300,828)	(1,611,928)

Changes in:

Accounts receivables and accrued receivables	-0-	-0-	-0-	97,175	(65,485)

Accounts payable and accrued liabilities	(177,439)	(86,361)	381,880	173,653	1,321,892
Net cash used in operating activities	-0-	-0-	-0-	-0-	(349,290)

Cash flows from investing activities
Mineral property	-0-	-0-	-0-	-0-	(100,000)
Investments	-0-	-0-	-0-	-0-	-0-
Cash used in investing activities	-0-	-0-	-0-	-0-	(100,000)

Cash flows from financing activities
Share capital issued	-0-	30,000	-0-	30,000	444,856
Loans	-0-	-0-	-0-	-0-	-0-
Cumulative translation adjustment	-0-	-0-	-0-	-0-	10,666
Net cash received from financing activities	-0-	30,000	-0-	30,000	455,522

Net increase in cash	-0-	-0-	-0-	-0-
Cash – beginning of period	-0-	-0-	-0-	-0-
Cash – end of period	-0-	-0-	-0-	-0-

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Statements of Stockholders’ Equity
From inception on January 26, 2005 to September 30, 2009
(Stated in United States Dollars)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Exploration Stage	Total Equity (Deficit)
		$	$	$	$

Balance at inception Jan. 26, 2005	-	-	-	-	-

Common shares issued for cash at $0.00005 per share, February 9,2005	30,000,000	30,000	(28,500)	-	1,500

Common shares issued for cash at $0.00005 per share, February 17,2005	30,000,000	30,000	(15,000)	-	15,000

Common shares issued for cash at $0.00005 per share, March 7,2005	11,000,000	11,000	44,000	-	55,000

Common shares issued for cash at $0.0125 per share, April 8,2005	400,000	400	4,600	-	5,000

Shares issued in lieu of payment for
Interest on promissory note, May 2006	10,833,333	10,833	-	-	10,833

Cumulative Net (Loss)	-	-		(115,691)	(115,691)
Balance, December 31, 2006	82,233,333	82,233	5,100	(115,691)	(28,358)

Shares cancelled on acquisition	(10,833,333)	(10,833)	-	-	(10,833)

Shares issued in acquisition January 22, 2007	24,496,668	24,497	-21,141	-	3,356

Common shares issued for cash at $1.50 per share, January 22, 2007	200,000	200	299,800	-	300,000
Common shares reissued for cash at $0.50 per share, April 30, 2007	-	-	10,000	-	10,000
Common shares issued for Jungo Rights at $0.50 June 1, 2007	50,000	50	24,950	-	25,000
Foreign exchange	-	-	-		10,666
Shares cancelled by shareholder	(30,000,000)	(30,000)	30,000		-0-
Net (Loss) for the period	-	-		(480,487)	(480,487)
Balance, December 31, 2007	66,146,668	66,147	348,709	(596,178)	(170,656)
Common shares re-issued for services at $0.01 per share, May 22 , 2008	30,000,000	30,000			30,000
Net (Loss) for the period				(633,870)	(633,870)
Balance, December 31, 2008	96,146,668	96,147	318,709	(1,230,048)	(774,526)
Net (Loss) for the period				(381,880)	(381,880)
Balance, September 30, 2009	96,146,668	96,147	318,709	(1,611,928)	(1,156,407)

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
September 30, 2009
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
September 30, 2009
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
September 30, 2009
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
September 30, 2009
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

As at September 30, 2009, the Company does not have any asset retirement obligations.

3.      Investment
Details are as follows:	Number of shares	Market Value	Cost
		$	$
Lomiko Resources Inc. (formerly Lomiko Enterprises Ltd.) December 31, 2008	20,000	6,232	8,849

These shares were written off as of September 30, 2009.

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
September 30, 2009
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

As at September 30, 2009 the Company owes it’s President a total of $618,316 which is a combination of unpaid salary of $206,878,
 $380,181 of Company expenses paid for by the President and unpaid interest of $31,257. Effective January 1, 2009 interest of 8% is accrued on the balance owed  and this debt can be converted into common shares at 80% of the lowest bid price.

The Company acquired its Basin Gulch Property from a private company, one principal of whom is a common director with the Company.  Refer to Note 6.

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
September 30, 2009
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

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
September 30, 2009
(Stated in United States Dollars)

7.
Accounts payable, notes payable and  other accrued liabilities
As at September 30, 2009 the Company owes its President a total of $618,316 which is a combination of unpaid salary of $206,878, $380,181 of Company expenses paid for by the President and unpaid interest of $31,257.  Effective January 1, 2009 interest of 8% is accrued on the balance owed  and this debt can be converted into common shares at 80% of the lowest bid price

As of September 30, 2009 debt of $916,916, which includes the amounts owed to the President of the Company, may be converted into common shares at 80% of he lowest bid price.

8.	Share Capital

a)	Details of share capital are as follows:
Authorized: 500,000,000 common shares with a par value of $.001
	Number of
	Shares	Amount
		$
Issued:
Balance – inception January 26, 2005	-	-
Common Shares issued	71,400,000	71,400
Shares issued in lieu of promissory note	10,833,333	10,833
Balance-December 31, 2006	82,233,333	82,233
Restricted common shares issued	24,496,668	24,497
Restricted Common Shares issued for Jungo	50,000	50
Common Shares issued	200,000	200
Shares cancelled	(40,833,333)	(40,833)
Balance – December 31, 2007 (d)	66,146,668	66,147
Restricted Common Shares issued for Services	30,000,000	30,000
Balance – December 31, 2008	96,146,668	96,147
Balance – September 30, 2009	96,146,668	96,147

Effective January 1, 2009 the Company  with certain of its creditors, including its President, that their debts may be converted into common shares at 80% of the lowest bid price.  The debt amounts subject to conversion is: March 31-$722,837, June 30-$815,848 and September 30, 2009 $916,916.

9.       Income Taxes
A reconciliation of income taxes at statutory rates is as follows:
September 30, 2009

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
September 30, 2009
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
September 30, 2009
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

]

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

General and Administrative Expenses-September 30, 2009

General and administrative expense consisted of accounting and professional fees and other general expenses. General and administrative expenses for the for the nine month  period ended September 30, 2009 were $375,648, as compared to $238,525 for the fiscal period  ended September 30, 2008 for a net change of 137,123.  During fiscal 2009 mineral property expenditures increase by $77,785, consulting expenses increased by $48,000 and interest expense increased by $44,340.  These increases were related to mineral property activity.  These increased costs were offset by decreased costs of professional fees which decreased by 22,500 and travel  of $5,326.

Net income (loss) for the period ended to September 30, 2009 was a loss of ($381,880), as compared to a net loss of ($300,828) for the period ended September 30, 2008.

Liquidity and Capital Resources-September 30, 2009

At September 30, 2009, our cash was $-0- and we had currently liabilities of $1,321,892. Since our inception on January 20, 2005, to the end of the period ended June 30, 2009, we have incurred losses of $1,611,929. We attribute our net loss to having no revenues to offset our operating expenses. At September 30, 2009, we had an accumulated deficit of $1,611,929.

Effective January 1, 2009 the Company  with certain of its creditors, including its President, that their debts may be converted into common shares at 80% of the lowest bid price.  The debt amounts subject to conversion is: March 31-$722,837, June 30-$815,848 and September 30, 2009 $916,916. The Company believes that a portion of this debt will be converted into equity.

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

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the fiscal period ending September  30, 2009 our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and principal accounting officer in a manner that allowed for timely decisions regarding required disclosure.

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

As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

 During the most recent quarter ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, changes have been implemented subsequent to the period covered by this Form 10-K to add additional controls to correct the material weakness in internal control over financial reporting.

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

Third  fiscal quarter ended September 30, 2009

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On September 22, 2009, our Board of Director and the holder of a majority of the Company’s Common Stock approved the amendments to the Company’s Amended and Restated Articles of Incorporation which will authorize the Amendments.  The Amendments were approved by written consent of the shareholders holding approximately 64 % of our outstanding Common Stock (the “Majority Shareholders”). Pursuant to the Nevada Revised Statutes, the Amendments are required to be approved by a majority of our shareholders.

These amendments  to our articles of incorporate were to effectuate a 1-for-10 reverse stock split and to increase the authorized capital from 150,000,000 millions shares. This latter increase had previously been put before the shareholders and it was recommended that it be repeated to ensure proper approval.

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

AULTRA GOLD INC.

Date:	November 15, 2009	By:	/s/ Rauno Perttu
Rauno Perttu
President and Chief Executive Officer

Date:	November 15, 2009	By:	/s/Rauno Perttu
Rauno Perttu
Chief Financial Officer (and Acting Principal Accounting Officer)