Form 10-K
period 2009-12-31
Aultra Gold Inc.
filed 2010-04-15
CIK 1330323

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     Yes ☐      No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Registrant’s revenues for its most recent fiscal year: $0.00

The aggregate market value of the common stock, $0.001 par value, held by non-affiliates of the issuer, based upon the closing price of Common Stock on April 15, 2010, as reported on the Over the Counter Bulletin Board under the symbol “AGDI.OB,” was approximately $318,341.

The number of shares outstanding of each class of our common equity as of March 30, 2009 is as follows:
Class of Common Equity	Number of Shares
Common Stock, par value $0.00001	961,467

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II

Item 5.	Market for registrant’s Common equity, related Stockholder matters and issuer Purchases of equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers, Promoters and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director independence
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

SIGNATURES

PART I

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

References in this Annual Report on Form 10-K (the “Annual Report”) to “we”, “us,” “our,” “Registrant,” “the Company,” “Aultra Gold” and “AGI” mean Aultra Gold Inc. and our subsidiaries, unless the context otherwise requires.

ITEM 1.	BUSINESS

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

On January 6, 2010, the Corporation entered into an Asset Purchase Agreement (the “Agreement”) with Dutch Gold Resources, Inc. (“Dutch Gold”), a Nevada corporation, and DGRI ADGI Acquisition Corporation (the “Purchaser”), effective as of December 31, 2009.  Pursuant to the Agreement, the Corporation sold substantially all of its assets to the Purchaser, who is a wholly owned subsidiary of Dutch Gold (the “Transaction”). As consideration for these assets, Dutch Gold issued 9,614,667 shares of its common stock, par value $0.001 per share, to the Corporation.  In accordance with the transaction, Dutch Gold acquired substantially all of the assets related to the Corporation’s gold and mineral business, including inventory, accounts receivable, certain supply and distribution and other vendor contracts, good will and other various assets and intangibles. The parties made customary representations, warranties and indemnities that are typical and consistent for a transaction of this size and scope.

On December 31, 2009, pursuant to a Stock Purchase Agreement by and among Dutch Gold, Rauno Perttu, Strategic Minerals Inc., a Nevada corporation, and Aultra Gold Capital Inc., a Turks and Caicos corporation, Dutch Gold acquired controlling interest of the Company for a purchase price of One Million newly-issued shares of Dutch Gold’s common stock, par value 0.001 per share.

Also, on [December 31, 2009], John Yee resigned as the Director and Secretary of the Corporation, Richard Crofts resigned as Director, and Baljinder Bhullar resigned as Chief Executive Officer. Daniel Hollis was appointed as Chairman, Chief Executive Officer and Chief Financial Officer.

On March 2, 2010,  the Corporation filed a Certificate of Amendment amending and restating its Articles of Incorporation to increase its capitalization from (i) 150,000,000 to 510,000,000, of which 500,000,000 shares will be Common Stock and 10,000,000 shares will be preferred stock par value $0.001 per share (the “Preferred Stock”), (ii) effect a forward split of the Corporation’s Common Stock on a 1 for 10 basis and (iii) authorize the Board of Directors to provide for the issuance of shares of Preferred Stock in series and, by filing a certificate pursuant to the Nevada Revised Statutes, to establish from time to time the number of shares to be included in each such series, and to fix the designation, power, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof.

On March 24, 2010, the Corporation filed a Certificate of Change to its Articles of Incorporation to decrease the number of authorized shares of Common Stock from 500,000,000 to 50,000,000 and concurrently effecting a 1 for 10 reverse split of the Company’s issued and outstanding shares of Common Stock and change in par value $0.001 per share to par value $0.00001 per share.  Approval of the Company’s stockholders was not required to be obtained, as authorized by NRS Section 78.209, et seq. As a result of the reverse stock split, each 10 shares of the Company’s Common Stock issued and outstanding on such date was split into 1 share of the Registrant's Common Stock.

On March 29, 2010, the Company entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Shamika Gold Inc., a Canada Corporation (“Shamika”), and certain shareholders of Shamika (the “Shamika Holders”).  Pursuant to the Agreement, the Company acquired all of the outstanding shares (the “Shamika Shares”) from the Shamika Holders in exchange for an aggregate of 25,500,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (the “Exchange”).  The former holders of the Shamika Shares now beneficially own approximately 51% of the outstanding shares of our Common Stock. Accordingly, the Exchange represents a change in control. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Shamika, under the purchase method of accounting, and was treated as a recapitalization with Shamika as the acquirer. Upon consummation of the Exchange, the Company adopted the business plan of Shamika.

As a result of the Exchange, Shamika became a wholly-owned subsidiary of the Company.  The Company shares were issued to the Shamika Holders on a pro rata basis, on the basis of the shares held by such Shamika Holders at the time of the Exchange. The board of directors and officers was reconstituted by the resignation of: Rauno Perttu from his role as President, Secretary and director, Daniel Hollis from his role as Chief Financial Officer and director, Lance Rosemarin from his role as director, and the appointment of Robert Vivian as President and Chief Executive Officer and Terence Orstlan as Secretary and director.

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

We have no operating history and have not proved that we can operate successfully. We face all of the risks inherent in a new business. If we fail, your investment in our common stock will become worthless. From our inception on January 26, 2005 to the end of the period ended December 31, 2009, we have not earned any revenue. The exploration for commercially exploitable mineral deposits or reserves, as well as general, legal, accounting and administrative expenses associated with our reporting requirements with the SEC, is expected to require from us total expenditures over the next twelve months in an approximate amount of $[21,850,000]. We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve-month period. We will require additional financing for our operational expenses, and further exploration work for commercially exploitable mineral deposits or reserves. We are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have arrangements for additional funds. Your investments in our common stock must therefore be regarded as the placing of funds at a high risk in a recently formed company with all the unforeseen costs, expenses, problems, and difficulties to which such companies without proven record are subject to.

We have had losses since our inception. We expect losses to continue in the future and there is a risk we may never become profitable.

We have incurred operating losses of $________ and $633,870 during the year ended December 31, 2009 and 2008, respectively. In addition, during that period, we have  a net working capital deficiency of $______ at December 31, 2009. We expect to continue to incur significant operating expenses as we maintain our current line of power-line products and continue research and development toward new advance power-line technologies. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, of which there can be no assurance, you may experience significant additional dilution.

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

Despite obtaining financing in the amount of $_____ during fiscal 2009, we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. We do not have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report, our independent auditors stated that our accompanying financial statements filed herewith were prepared assuming that we will continue as a going concern. We are uncertain if we will have sufficient cash to operate for the next twelve months, our ability to sustain our operations beyond this period without further financing cannot be assured.

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

We are a small company with only one employee as of December 31, 2009. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We require additional working capital in order to achieve commercial production at the Basin Gulch Property.

The company has no current operating funds to complete the intended plan of mining operations for the Basin Gulch Property and/or the Jungo property.  The Company does not have sufficient funds on hand for the unpaid amounts of our estimated costs related to maintaining the minimum annual payment obligations associated with the maintenance of the Basin Gulch Property as discussed in this Current Report and our estimated administrative costs for 12 months from the date of this Current Report. Therefore, we will need to obtain additional financing in order to complete our business plan. As of December 31, 2009, the Company had no cash. The Company has no income from operations.

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

The shares of common stock eligible for future sale could negatively affect the market price of our common stock

The Company has approximately a total of ________ shares of Common Stock issued and outstanding.   If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in the Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

 (a) Market Information

Since March 1, 2006, the Company's Common Stock has been quoted on the OTC Bulletin Board and subsequently Pink Sheets under the symbol NWWE. In February 2008, the Company was successful in its efforts to resume trading on the OTC Bulletin Board and now trades under the symbol AGDI.OB.

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal Year 2009 (January 1, 2009 - December 31, 2009 )
Firs First quarter (January 1, 2009 - March 31, 2009)	$0..018	$0.008
Sec Second quarter (April 1, 2009 - June 30, 2009)	$0.025	$0.006
Third quarter (July 1, 2009 - September 30, 2009)	$0..019	$0.002
Four Fourth quarter (October 1, 2009 - December 31, 2009)	$0.004	$0.001

Year 2008 (January 1, 2008 - December 31, 2008)
First quarter (January 1, 2008 - March 31, 2008)	$0.60	$0.05
Second quarter (April 1, 2008 - June 30, 2008)	$0.30	$0.07
Third quarter (July 1, 2008 - September 30, 2008)	$0.25	$0.04
F Fourth quarter (October 1, 2008 - December 31, 2008)	$0.03	$0.01

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

(b) Numbers of Shareholders

The approximate number of holders of our Common Stock as of April __, 2010 was [68].

(c) Dividends

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

(d) Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

As of the end of our fiscal year ended December 31, 2009, we did adopt a form of an incentive stock option plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2009.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
John Yee, Director and Secretary	—	—	$—	—	—	—	—	—

Balkinder Bhullar, Chief Executive Officer	—	—	$—	—	—	—	—	—

[PC- these guys above severed until 12.3109 and then Daniel Hollis was appointed that day so who do I put in this chart?]

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

During 2008 Fiscal Year

On ___, 2008, the Company re-issued 30,000,000 to shareholder who had those shares cancelled in 2007.

Subsequent to January 1, 2009

The Company re-issued 30,000,000 to shareholder who had those shares cancelled in 2007.

On December 31, 2009, pursuant to a Stock Purchase Agreement by and among Dutch Gold, Rauno Perttu, Strategic Minerals Inc., a Nevada corporation, and Aultra Gold Capital Inc., a Turks and Caicos corporation, Dutch Gold acquired controlling interest of the Company for a purchase price of One Million newly-issued shares of Dutch Gold’s common stock, par value 0.001 per share.

Acquisition of Control of Aultra Gold, Inc.
On December 31, 2009, pursuant to a Stock Purchase Agreement by and among the Company, Rauno Perttu, Strategic Minerals Inc., a Nevada corporation, and Aultra Gold Capital Inc., a Turks and Caicos corporation, the Company sold controlling interest of Aultra Gold for a purchase price of One Million newly-issued shares of the Company’s common stock, par value $0.001 per share to Dutch Gold, Inc.

Acquisition of Aultra Gold, Inc.’s Assets
On January 6, 2010, the Company entered into an Asset Purchase Agreement with Dutch Gold, Inc.  Pursuant to the Agreement, the Company acquired all of Aultra Gold’s assets. As consideration for these assets, the Company issued 9,614,667 shares of its common stock, par value $0.001 per share, to Aultra Gold.

In accordance with the transaction, the Company acquired substantially all of the assets related to Aultra Gold’s gold and mineral business, including inventory, accounts receivable, certain supply and distribution and other vendor contracts, good will and other various assets and intangibles. The parties made customary representations, warranties and indemnities that are typical and consistent for a transaction of this size and scope.

In January 2010, the Company announced that an independent consulting geologist conducted an NI 43-101 compliant report, indicating the mineral resource at the Basin Gulch property was sizeable. That report is available as a Form 8K at www.sec.gov and on the Company website, www.dutchgold.com

Fiscal year ended December 31, 2009, 2087 and 2007

Information regarding our sales of our unregistered securities for the fiscal years ended December 31, 2097, 2008 and 2007, has been previously furnished in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

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

Results of Operations for the Period from Inception through December 31, 2008

We have earned a minimal amount of  revenues from our incorporation on January 26, 2005 to December 31, 2009.  We do not anticipate earning revenues unless we enter into commercial production on the Basin Gulch Property, which will not happen for the foreseeable future.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $_______ for fiscal 2008 compared to $633,870 for fiscal 2008. These operating expenses were comprised of mineral property costs of [$136,834 (2007 $ 172,414)], transfer agent costs of [$4,049], professional fees of $227,041 (2007-$20,944) filing fees of $4,049 (2007 $4,691) and office, bank charges and other sundries, of $20.9444.  The professional fees for 2008 include the accrued costs of the Canadian judgment which although dispute and will be contested in the US has been reflected in the financial statements.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

General and Administrative Expenses

General and administrative expense consisted of accounting and professional fees and other general expenses. General and administrative expenses for the for the fiscal year ended December 31, 2009 were $_______, as compared to $633,870for the fiscal year ended December 31, 2008.  The primary reason for the increase in general and administrative expenses was professional fees in particular the accrual for the Canadian judgment.

Net income (loss) for the fiscal year ended to December 31, 2009 was a loss of ($______), as compared to a net loss of ($633,870) for the fiscal year ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2008, our cash was $-0- and we had currently liabilities of $1,397,845. Since our inception on January 26, 2005, to the end of the period ended December 31, 2008, we have incurred losses of $2,416,144. We attribute our net loss to having no revenues to offset our operating expenses.
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

ITEM 7.	FINANCIAL STATEMENTS NAD SUPPLEMENTARY DATA

The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 16, 2009, the Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm.

On August 27, 2009, the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore and Associates Chartered because of violations of PCAOB rules and auditing standards in accounting the financial statements, PCAOB rules and quality controls standards, and Section 10(b)of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with the Board investigation.

On the same date, October 16, 2009, the accounting firm of Gruber & Company, LLC, CPAs was engaged as the Registrant’s new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Gruber & Company, LLC, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended December 31, 2008 a going concern qualification in the registrant's audited financial statements.

During the Registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The Registrant has requested that Moore and Associates, Chartered furnish the registrant with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. Moore and Associates, Chartered has responded stating that they will not be providing the requested letter.

On October 16, 2009, the registrant engaged Gruber & Company, LLC, CPAs as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the Registrant has not consulted Gruber & Company, LLC, CPAs regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

ITEM 9A (T).	CONTROLS AND PROCEDURES

Item 9A (T).  Controls and Procedures

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

-We omitted to disclose of our “Management’s Annual Report on Internal Control over Financial Reporting” in our initial Annual Report filed on Form 10-K for the fiscal year ended December 31, 2007;

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table sets forth information regarding our directors and executive officers as of April __, 2010, who are our directors and executive officers:

Name	Age	Position	Director Since
Robert Vivian (1)	61	President, Chief Executive Officer and Director	March 2010
Hon. Edward Lawson (5)
Richard Crofts	68	Director	January 2007
Baljinder Bhullar (2)	37	Chief Financial Officer and Director
Jeremy Caddy (2)
John Yee	62	Director and Corporate Secretary	October 2007
Michelle Dobson (4)

(1) On October 12, 2007, Rauno  Perttu became the interim Chief Financial Officer upon the resignation of Ms. Baljinder Bhullar

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

ITEM 11:	EXECUTIVE COMPENSATION.

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

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Of the options to purchase an aggregate of 200,000 shares of common stock that were granted, the following stock options have been granted to directors of the Company:

Name	Stock Options Granted	Position
Rauno Perttu	50,000	President & Chief Executive Officer, Director
Hon. Edward Lawson (1)	50,000	Director
Richard Crofts	50,000	Director
Jeremy Caddy (1)	50,000	Director

(1)	These options expired during the fiscal year 2007 as a result of their resignations as directors.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.  All other fees relate to professional services rendered in connection with the audit and review of financial statements included in our Current Reports on Form 8-K, Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-K filing and amendments.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.

ITEM 15:	EXHIBITS.

Exhibit Number	Description

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

Aultra Gold, Inc.

Dated: April 15, 2010	By:	/s/ Robert Vivian
Name: Robert Vivian Title: President and Chief Executive Officer and Interim Financial Officer (Principal Executive, Accounting and Financial Officer)

Aultra Gold, Inc.
An Exploration Stage Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Aultra Gold, Inc.

We have audited the accompanying consolidated balance sheets of Aultra Gold, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009. Aultra Gold, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aultra Gold, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plan in regard to these matters is also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Gruber & Company, LLC
Gruber & Company, LLC

Lake Saint Louis, Missouri
April 15, 2010

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Balance Sheets
As at December 31, 2009
(Stated in United States Dollars)

	December 31 2009	December 31 2008
	$	$
A S S E T S
Current Assets
Cash	0	0
Interest receivable and prepaids	0	0
Investment in marketable securities (note 3)	0	0
Accounts receivable and accrued receivables	0	0
Total Current Assets	0	0
Long Term Assets
Long term investment (note 3)	0	6,232
Long term receivables	65,485	65,485
Fixed Assets (note 6)	100,000	100,000
Total Assets	165,485	171,717

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y
Current Liabilities
Accounts payable and accrued liabilities	1,397,845	946,243
Total Current Liabilities	1,397,845	946,243

Total Liabilities	1,397,845	946,243

S T O C K H O L D E R S' E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 96,146,668 shares issued and outstanding (note 7a)	96,147	96,147
Cumulative translation adjustment	10,666	10,666
Accumulated deficit in the exploration state (January 26, 2005 to December 31, 2009)	(1,687,882)	(1,230,048)
Additional paid-in capital	348,709	348,709

Total Stockholders' Equity	(1,232,360)	(774,526)
Total Liabilities and stockholders' equity	165,485	171,717

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Operations
From inception on January 26, 2005 to December 31, 2009
(Stated in United States Dollars)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	From Inception January 26, 2005 through December 31, 2009
	$	$	$

R E V E N U E	0	0	131

Expenses
Filing fees	4,311	2,823	14,131
Consultants and contractors	180,000	176,000	541,668
Travel	0	3,876	18,574
Mineral property expenditures	187,302	136,834	537,915
Office and sundry	4,225	20,944	64,531
Professional fees	6,000	227,041	364,435
Shares for interest expense	0	0	10,833
Transfer agent	6,200	4,049	15,815

Loss for the Period	1,179,864	571,567	1,631,466

Other Revenues and Expenses
Foreign Exchange Gain/Loss	0	0	(4,154)
Gain on Extinguishment of Debt	0	(35,000)	(45,833)
Bad debt	0	97,303	97,303
Loss on investment	6,232	0	9,231
Total loss for period	1,186,096	633,870	1,687,882
Deficit - beginning of the period	1,230,048	596,178	0

Deficit - end of period	2,416,144	1,230,048	2,416,144

Loss per shares - basic and diluted	(0.02)	(0.01)	(0.02)

Weighted Average Number of Shares Outstanding	96,146,668	96,146,668	96,146,668

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
(Formerly New World Entertainment Corp.)
Consolidated Statement of Cash Flows
From January 26, 2005 to December 31, 2009
(Stated in United States Dollars)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	From Inception January 26, 2005 through December 31, 2009
	$	$	$

Cash flows from operating activities
Loss for the period	(457,835)	(633,870)	(1,687,882)

Changes in:

Accounts receivables and accrued receivables	-	97,303	(65,485)

Accounts payable and accrued liabilities	457,835	581,567	1,404,077
Net cash used in operating activities	-	45,000	(349,290)

Cash flows from investing activities
Mineral property	-	(75,000)	(100,000)
Investments	-	-	(6,232)
Cash used in investing activities	-	(75,000)	(106,232)

Cash flows from financing activities
Share capital issued	-	30,000	444,856
Loans	-	-	-
Cumulative translation adjustment	-	-	10,666
Net cash received from financing activities	-	30,000	455,522

Net increase in cash	-	-	-
Cash - beginning of period	-	-	-
Cash - end of period	-	-	-

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

f)      I mpairment of Long-Lived Assets

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

In March 2006, the FASB issued SFAS No. 156, “ Accounting for Servicing of Financial Assets ”, which amends SFAS No. 140 “ Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ”.  SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued.  Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “ Accounting for Certain Hybrid Financial Instruments ”, which amends SFAS No. 133, “ Accounting for Derivative Instruments and Hedging Activities ” and SFAS No. 140.  SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.  The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.