Form 10-Q
period 2010-03-31
Aultra Gold Inc.
filed 2010-05-24
CIK 1330323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X ]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2010

[ ]	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

 For the transition period ________to ________

Commission File Number: 333-126748

AULTRA GOLD, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0448154
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1980, Sherbrooke Street West, Suite 1100
Montreal, Quebec, H3H 1E8
 (Address of principal executive offices)

(514) 931-9990
Issuer's telephone number

120 North 5th Street, Jacksonville, Oregon 97530
(Former name, former address and former fiscal year, if changed since last report)

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

 Large Accelerated Filer [ ] Accelerated Filer [ ]  Non-accelerated Filer [  ] Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [        ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 24, 2010, the Issuer had 50,000,000 shares of common stock issued and outstanding.

AULTRA GOLD, INC.
FOR THE QUARTER ENDED MARCH 31, 2010

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

As used in this Quarterly Report on Form 10-Q (the “Quarterly Report”), the terms "we", "us", "our", the “Company” and mean Aultra Gold, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AULTRA GOLD, INC.
An Exploration Stage Company

Aultra Gold, Inc.
An Exploration Stage Company
Consolidated Balance Sheets
As of March 31, 2010 and twelve months ending December 31, 2009
 (Stated in United States Dollars)
	March 31	December 31
	2010	2009
	$	$
A S S E T S
Current Assets
Cash	-0-	-0-
Accounts receivable and accrued receivables	-0-	-0-
Total Current Assets	-0-	-0-
Long term Assets
Long term investment	-0-	6,232
Long term receivables	-0-	65,485
Fixed Assets	-0-	100,000
Total Assets	-0-	171,717

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable, notes payable and other accrued liabilities	22,516	946,243
Total current liabilities	22,516	946,243

Total Liabilities	22,516	946,243

S TOCK H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 50,000,000 shares issued and outstanding (note 7)	50,000	96,147
Accumulated deficit	(421,225)	(1,230,048)
Additional paid-in capital	348,709	348,709

Total stockholders’ equity	(22,516)	(774,526)
Total liabilities and stockholders’ equity	0	171,717

See notes to financial statements

Aultra Gold, Inc.
An Exploration Stage Company
Consolidated Statement of Operations
For the three months ending March 31, 2010 and twelve months ending December 31, 2009
 (Stated in United States Dollars)
See notes to financial statements

	For the Period Ended March 31, 2010	For the Year Ended December 31, 2009
	$	$

R E V E N U E	0	0

Expenses
Filing fees	0	4,311
Consultants and contractors	22,516	243,564
Travel	0	0
Mineral property expenditures	0	187,302
Office and sundry	0	4,225
Professional fees	0	6,000
Shares for interest expense	0	0
Transfer agent	0	6,200

Loss for the Period	22,516	451,602

Other Revenues and Expenses
Gain on Sale to Dutch Gold	1,267,841	0
Gain on Extinguishment of Debt	0	0
Bad debt	0	0
Loss on investment	0	6,232
Total gain (loss) for period	1,245,325	(457,834)
Deficit - beginning of the period	(1,666,550)	(1,230,048)

Deficit - end of period	(421,225)	(1,687,822)

Gain (Loss) per shares - basic and diluted	0.02	(0.01)

Weighted Average Number of Shares Outstanding	73,073,334	96,146,668

See notes to financial statements

Aultra Gold, Inc.
An Exploration Stage Company
Consolidated Statement of Cash Flows
For the three months ending March 31, 2010 and March 31, 2009
(Stated in United States Dollars)

	For the Period Ended March 31, 2010	For the Year Ended December 31, 2009
	$	$

Cash flows from operating activities
Gain (Loss) for the period	1,245,325	(457,835)

Changes in:

Accounts receivables and accrued receivables	22,516

Non cash impact of sale of Dutch	(1,222,809)	451,602
Net cash used in operating activities	0	6,233

Cash flows from investing activities
Mineral property	-	0)
Investments	0	(6,232)
Cash used in investing activities		(6,233))

Cash flows from financing activities
Share capital issued	-	0
Loans	-	-
Cumulative translation adjustment	-	0
Net cash received from financing activities	-	0

Net increase in cash	0	0
Cash - beginning of period	0-	0
Cash - end of period	0-	0

See notes to financial statements

Aultra Gold, Inc.
An Exploration Stage Company
Consolidated Statements of Stockholders’ Equity
From inception on January 26, 2005 to March 31, 2010
(Stated in United States Dollars)
See notes to financial statements

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Exploration Stage	Total Equity (Deficit)
		$	$	$	$
Balance, December 31, 2009	96,146,668	96,147	348,709	(1,666,550)	(1,221,694)
Cancellation of Shares	(46,146,668)	(46,147)			(46,147)
Sale of Mining Business to Dutch Gold				1,267,841	1,267,841
Loss for the Period				(22,516)	(22,516)
Balance March 31, 2010	50,000,000	50,000	348,709	(421,225)	(22,516)

Aultra Gold, Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2010
(Stated in United States Dollars)

1.      Nature of Operations

Aultra Gold, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 26, 2005 as Katie Gold Corp. and it was primarily engaged in the acquisition and exploration of mining properties until April 2006.  The Company’s fiscal year end is December 31.

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

On December 7, 2006, a Certificate of Amendment was filed with the Secretary of State in Nevada to change the name of the Company from New World Entertainment Corp. to Aultra Gold, Inc.  The Nevada Secretary of Stated declared the amendment effective on January 18, 2007.

On January 22, 2007, the Company entered into a definitive Share Exchange Agreement (the “Agreement”) with Strategic Minerals Inc., a Nevada corporation, Aultra Gold, Inc. (fka Dutch Mining (Canada) Ltd.) (“AGI”), a company formed under the laws of the Province of British Columbia, and certain other shareholders of AGI.  Pursuant to the Agreement, which is subject to certain regulatory approval, the Company agreed to acquire 100% of the outstanding equity of AGI from the stockholders of AGI (the “AGI Shareholders”) in exchange for the issuance by the Company to the AGI Shareholders of one share of common stock, $0.001 par value (the “Common Stock”), of the Company for each issued common share of AGI (the “Acquisition”).  Therefore, subject to certain regulatory approval, the Company shall be required to issue 24,496,668 shares of Common Stock to the AGI Shareholders (the “Consideration Shares”) and there will be approximately a total of 95,896,668 shares of Common Stock issued and outstanding subsequent to the Acquisition.  AGI was incorporated on January 20, 2006 in Canada under the Business Corporations Act of British Columbia.  AGI’s main business is acquiring and exploring gold and mineral properties with proven and probable reserves principally located in Nevada and Montana, USA, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

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

Aultra Gold, Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2010
(Stated in United States Dollars)

agreed to assign its exclusive right to acquire Liverpoole to the Company in exchange for 20,000,000 shares of the Company.  As of December 31, 2006, these agreements were not been finalized.

On March 26, 2010, Aultra Gold, Inc. (the “Company” or the “Registrant”) entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Shamika Gold Inc., a Canadian Corporation (“Shamika”), and certain shareholders of Shamika (the “Shamika Holders”).  Pursuant to the Agreement, the Company acquired all of the outstanding shares of Shamika Gold Inc. (the “Shamika Shares”) from the Shamika Holders in exchange for an aggregate of 25,500,000 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) (the “Exchange”).  As a result of the Exchange, Shamika and its 99.9% subsidiary Shamika Gold Mining Sprl., a Congolese limited partnership became subsidiaries of the Company. Shamika Gold Mining Sprl. owns an option to acquire a mining exploration concession located on lands in Poko, Province Orientale in the Democratic Republic of Congo and, at the time of the exchange, an option to acquire two mining exploitation permits in Lubutu in the Congo. The Company shares were issued to the Shamika Holders on a pro rata basis, on the basis of the shares held by such Shamika Holders at the time of the Exchange.

On March 26, 2010 the former holders of the Shamika Shares acquired 51% of the outstanding shares of our Common Stock. Accordingly, the Exchange represents a change in control. Dutch Gold Resources, Inc. retained 4,950,000 shares of Shamika Gold, Inc. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Shamika, under the purchase method of accounting, and was treated as a recapitalization with the Shamika as the acquirer. Upon consummation of the Exchange, the Company adopted the business plan of Shamika.

At the effective time of the Acquisition, our board of directors and officers was reconstituted by the resignation of: Rauno Perttu from his role as President, Secretary and director, Daniel Hollis from his role as Chief Financial Officer and director, Lance Rosmarin from his role as director, and the appointment of Robert Vivian as President and Chief Executive Officer and Terence Orstlan as Secretary and Director.

2.    Significant Accounting Policies

a)    Basis of Accounting

These financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in United States.  The Company has elected a December 31 year-end.  Summarized below are those policies considered particularly significant to the Company.

a)    Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

b)    Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of

Aultra Gold, Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2010
(Stated in United States Dollars)

2.	Significant Accounting Policies-continued

assets and liabilities and the disclosure of any contingent assets and liabilities as at the date of the financial statements, as well as the reported amounts of revenues earned and expenses incurred during the period.  Actual results could differ from those estimates.

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

f)       Impairment of Long-Lived Assets

The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company evaluates its land and mineral properties, buildings, machinery and equipment and other long-lived assets for impairment at least annually and when indications of possible impairment exist and assesses their recoverability based upon anticipated future cash flows from the asset’s or group of assets’ use or sale. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the carrying value of long-lived assets are reduced by the estimated excess of the carrying value over the fair value of the assets. Fair value is determined by the discounted future cash flows from the asset or group of assets. No impairment was recognized during the reporting periods.

g)      Gain or Loss per Share

Basic gain or loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.

h)      Management’s Estimates

Aultra Gold, Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2010
(Stated in United States Dollars)

2.	Significant Accounting Policies-continued

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

As at the reporting date, the Company does not have any asset retirement obligations.

Aultra Gold, Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2010
(Stated in United States Dollars)

3.	Acquisition of Subsidiary

On January 22, 2007, the Company entered into a definitive Share Exchange Agreement (the “Agreement”) with Strategic Minerals Inc., a Nevada corporation, Aultra Gold, Inc. (fka Dutch Mining (Canada) Ltd.) (“AGI”), a company formed under the laws of the Province of British Columbia, and certain other shareholders of AGI.  Pursuant to the Agreement, which is subject to certain regulatory approval, the Company agreed to acquire 100% of the outstanding equity of AGI from the stockholders of AGI (the “AGI Shareholders”) in exchange for the issuance by the Company to the AGI Shareholders of one share of common stock, $0.001 par value (the “Common Stock”), of the Company for each issued common share of AGI (the “Acquisition”).  Therefore, subject to certain regulatory approval, the Company shall be required to issue 24,496,668 shares of Common Stock to the AGI Shareholders (the “Consideration Shares”) and there will be approximately a total of 95,896,668 shares of Common Stock issued and outstanding subsequent to the Acquisition.

On March 26, 2010, Aultra Gold, Inc. (the “Company” or the “Registrant”) entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Shamika Gold Inc., a Canadian Corporation (“Shamika”), and certain shareholders of Shamika (the “Shamika Holders”).  Pursuant to the Agreement, the Company acquired all of the outstanding shares of Shamika Gold Inc. (the “Shamika Shares”) from the Shamika Holders in exchange for an aggregate of 25,500,000 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) (the “Exchange”).  As a result of the Exchange, Shamika and its 99.9% subsidiary Shamika Gold Mining Sprl., a Congolese limited partnership became subsidiaries of the Company. Shamika Gold Mining Sprl. owns an option to acquire a mining exploration concession located on lands in Poko, Province Orientale in the Democratic Republic of Congo and, at the time of the exchange, an option to acquire two mining exploitation permits in Lubutu in the Congo. The Company shares were issued to the Shamika Holders on a pro rata basis, on the basis of the shares held by such Shamika Holders at the time of the Exchange.

On March 26, 2010 the former holders of the Shamika Shares acquired 51% of the outstanding shares of our Common Stock. Accordingly, the Exchange represents a change in control. Dutch Gold Resources, Inc. retained 4,950,000 shares of Shamika Gold, Inc. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Shamika, under the purchase method of accounting, and was treated as a recapitalization with the Shamika as the acquirer. Upon consummation of the Exchange, the Company adopted the business plan of Shamika.

At the effective time of the Acquisition, our board of directors and officers was reconstituted by the resignation of: Rauno Perttu from his role as President, Secretary and director, Daniel Hollis from his role as Chief Financial Officer and director, Lance Rosmarin from his role as director, and the appointment of Robert Vivian as President and Chief Executive Officer and Terence Orstlan as Secretary and Director.

4.	Related Party Balances and Transactions

None.

Aultra Gold, Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2010
(Stated in United States Dollars)

5.	Share Capital

a)	Details of share capital are as follows:
Authorized: 500,000,000 common shares with a par value of $.001

	Number of
	Shares	Amount
		$
Issued:
Balance – inception January 26, 2005	-	-
Common Shares issued	71,400,000	71,400
Shares issued in lieu of promissory note	10,833,333	10,833
Balance-December 31, 2006	82,233,333	82,233
Restricted common shares issued	24,496,668	24,497
Restricted Common Shares issued for Jungo	50,000	50
Common Shares issued	200,000	200
Shares cancelled	(40,833,333)	(40,833)
Balance – December 31, 2007 (d)	66,146,668	66,147
Restricted Common Shares issued for Services	30,000,000	30,000
Balance – December 31, 2008	96,146,668	96,147
Balance, December 31, 2009	96,146,668	96,147
Cancellation of Shares	(46,146,668)	(46,147)
Balance March 31, 2010	50,000,000	50,000

6.       Income Taxes
A reconciliation of income taxes at statutory rates is as follows:
March 31, 2010

Net gain for the period	$1,245,325
Total income taxes	-0-

Management believes that there may be a Canadian tax charge in relation to the merger transaction, but that this amount will not be material and management has deemed it appropriate not to accrue for this amount at this time.

7.       Commitments and Claims

In the course of normal business, we may be subject to the threat of litigation, claims and assessments. Our management believes that unfavorable decisions in any pending procedures or threat of procedures or any amount it might be required to pay will not have a material adverse impact on our financial condition.

On or about April 17, 2007, a lawsuit was filed by 761273 B.C. Ltd., Calderan Ventures Ltd., Scott Kostiuk, William Parkin, Ronald Oliver, Lubomir Palecek and Krista Dayton under the laws of the Province of British Columbia, Canada in the British Columbia Supreme Court for a total amount of $ 203,311.88.  Aultra has no assets in Canada and intends to vigorously defend itself should this action be pursued in the United States.  As part of the the transaction with Dutch Gold, Dutch Gold indemnified the Company against any claims arising from this claim.

Aultra Gold, Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2010
(Stated in United States Dollars)

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

8.       Recent Accounting Pronouncements

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

9.       Recent Accounting Pronouncements-continued

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

Aultra Gold, Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2010
(Stated in United States Dollars)

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

10.  Subsequent events

Shamika Gold Inc. through its 99.9% subsidiary, Shamika Gold Mining Sprl., exercised its option to acquire two gold exploitation permits located on land in the territory of Lubutu in the Congo. The cost of acquisition was $500,000 of which $41,000 has been paid, $59,000 is due in 90 days and the terms of the balance are to be negotiated. Other costs of this transaction were $17782. By agreement Shamika Gold, is obliged to pay Shamika Congo Kalehe Sprl. (a related party) certain amounts in the event that this option to acquire the Lubutu permits is exercised. Specifically Shamika Gold has agreed to pay an amount of $100,000 in cash within six months from the date of public listing and a deferred consideration of $2,000,000 of which $1,000,000 is to be paid in cash and $1,000,000 is to be paid in shares. There is no specified date of payment for this deferred consideration. The agreement also provides for a net smelter return of 2.5% to be paid to Shamika Congo Kalehe Sprl. Shamika Congo Kalehe Sprl. is a related party to Shamika Gold Inc.

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

References in this Quarterly Report on Form 10-Q (the “Annual Report”) to “we”, “us,” “our,” “the Company,” “Aultra Gold” and “AGI” mean Aultra Gold, Inc. and our subsidiaries, unless the context otherwise requires.

Overview

The Company is a development stage company in the business of acquiring natural resources properties in the Democratic Republic of Congo. The Company owns gold mining concessions in that country, which it intends to further explore, develop and ultimately put into production. The Company intends to raise an initial financing of $1,500,000 with which it will obtain 43-101 reports on each property, establish an operations camp in the region and initiate further exploration.

Applications have been made to FINRA to change the name of Aultra Gold Inc to Shamika 2 Gold Inc. Upon approval from FINRA, the name change will be announced.

There is limited historical information about us upon which to base an evaluation of our performance. We are at an exploration stage operation and have had limited revenues. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise.

We have not earned any revenues from our incorporation on January 26, 2005.  We do not anticipate earning revenues for the foreseeable future.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

Results of Operations

Comparison of the Results of Operations for the Three Months ended March 31, 2010 and December 31, 2009

 Net income for the period ended to March 31, 2010 was $1,245,325, as compared to a net loss of ($457,834) for the period ended December 31, 2009.  This result are a result of the restructured business and disposition of mining properties to Dutch Gold.

General and Administrative Expenses

General and administrative expense consisted of accounting and professional fees and other general expenses. General and administrative expenses for the for the three month period ended March 31, 2010 were $22,516, as compared to $451,602 for the fiscal year ended December 31, 2009.  The changes are a result of the restructured business and disposition of mining properties to Dutch Gold.

Liquidity and Capital Resources

At March 31, 2010, our cash was $0.  Since our inception on January 20, 2005, to the end of the period ended March 31, 2010, we have incurred losses of ($421,225). We attribute our net loss to having no revenues to offset our operating expenses.

We have no cash flow from operations and do not have cash and or equivalents to meet our core operational requirements for the next 12 months, but we will also be required to raise additional working capital to fund our Plan of Mining Operations in order to carry-out the Plan of Operations as discussed further above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company also has not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates, although we may enter into such transactions in the future.

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

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the fiscal period ending March 31, 2010 our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and principal accounting officer in a manner that allowed for timely decisions regarding required disclosure.

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

As of March 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

These material weaknesses were first identified by management in connection with the preparation and review of our unaudited financial statements as of September 30, 2008 in or about November 2008.

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

 During the most recent quarter ended March 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, changes have been implemented subsequent to the period covered by this Form 10-K to add additional controls to correct the material weakness in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In the course of normal business, we may be subject to the threat of litigation, claims and assessments. Our management believes that unfavorable decisions in any pending procedures or threat of procedures or any amount it might be required to pay will not have a material adverse impact on our financial condition.

On or about April 17, 2007, a lawsuit was filed by 761273 B.C. Ltd., Calderan Ventures Ltd., Scott Kostiuk, William Parkin, Ronald Oliver, Lubomir Palecek and Krista Dayton under the laws of the Province of British Columbia, Canada in the British Columbia Supreme Court for a total amount of $ 203,311.88.  Aultra has no assets in Canada and intends to vigorously defend itself should this action be pursued in the United States.  As part of the transaction with Dutch Gold, Dutch Gold indemnified the Company against any claims arising from this claim.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer and Interim Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Interim Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 24, 2010	/s/ Robert Vivian
Name: Robert Vivian
Title: President and Chief Executive Officer and Interim Financial Officer
(Principal Executive, Accounting and Financial Officer)