Form 10-Q
period 2010-06-30
Aultra Gold Inc.
filed 2010-08-16
CIK 1330323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X ]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 for the period ended June 30, 2010

[ ]	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 for the transition period from to

Commission File Number: 333-126748

AULTRA GOLD INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0448154
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1980, Sherbrooke Street West, Suite 1100
Montreal, Quebec, H3H 1E8
 (Address of principal executive offices)

(514) 931-9990
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [        ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer or a smaller reporting company. See definitions of “large accelerate filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.

 Large Accelerated Filer [ ] Accelerated Filer [ ]  Non-accelerated Filer [  ] Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [        ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2010, the Issuer had 50,000,000 shares of common stock issued and outstanding.

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

As used in this Quarterly Report on Form 10-Q (the “Quarterly Report”), the terms "we", "us", "our", the “Company” and mean Aultra Gold Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AULTRA GOLD INC.
An Exploration Stage Company

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Balance Sheets
As at June 30, 2010 and twelve months ending December 31, 009
(Stated in United States Dollars)
	June 30,	December 31
	2010	2009
	$	$
A S S E T S
Current Assets
Cash	-0-	-0-
Accounts receivable and accrued receivables	-0-	-0-
Total Current Assets	-0-	-0-
Long term Assets
Long term investment	-0-	6,232
Long term receivables	-0-	65,485
Fixed Assets	-500,000-	100,000
Total Assets	-500,000-	171,717

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable, notes payable and other accrued liabilities	237,556	946,243
Total current liabilities	237,565	946,243
Long-term liabilities	400,000
Total Liabilities	637,565	946,243

S TOCK H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 50,000,000 shares issued and outstanding (note 7)	50,000	96,147
Accumulated deficit	(536,274)	(1,230,048)
Additional paid-in capital	348,709	348,709

Total stockholders’ equity	(137,565)	(774,526)
Total liabilities and stockholders’ equity	500,000	171,717

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Statement of Operations
For the three months ending June 30, 2010 and three months ended June 30, 2009
 (Stated in United States Dollars)

	For the three months Ended June 30, 2010	For the three months Ended June 30, 2009
	$	$

R E V E N U E	0	0

Expenses
Filing fees	0	0
Consultants and contractors	0	90,000
Travel	0	0
Mineral property expenditures	41,199	27,263
Office and sundry	13,350	893
Professional fees	60,500	0
Shares for interest expense	0	0
Transfer agent	0	1500

Loss for the Period	(115,049)	(119,661)

Other Revenues and Expenses
Gain on Sale to Dutch Gold	0	0
Gain on Extinguishment of Debt	0	0
Bad debt	0	0
Loss on investment	0	0
Total gain (loss) for period	(115,049)	(119,661)
Deficit - beginning of the period	(421,225)	(1,349,826)

Deficit - end of period	(536,274)	(1,434,488)

Gain (Loss) per shares - basic and diluted	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	50,000,000	96,146,668

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Statement of Cash Flows
For the three months ending June 30, 2010 and the three months ended June 30, 2009
(Stated in United States Dollars)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009
	$	$

Cash flows from operating activities
Gain (Loss) for the period	(115,049)	(119,661)

Changes in:

Accounts receivables and accrued receivables	115,049	(119,661)

Non cash impact of sale of Dutch	0	0
Net cash used in operating activities	0	0

Cash flows from investing activities
Mineral property	0	0
Investments	0	0
Cash used in investing activities		0

Cash flows from financing activities
Share capital issued	-	0
Loans	-	-
Cumulative translation adjustment	-	0
Net cash received from financing activities	-	0

Net increase in cash	0	0
Cash - beginning of period	0-	0
Cash - end of period	0-	0

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Statements of Stockholders’ Equity
From inception on January 26, 2005 to June 30, 2010
(Stated in United States Dollars)
See notes to financial statements

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Exploration Stage	Total Equity (Deficit)
		$	$	$	$
Balance, March 31, 2010	50,000,000	50,000	348,709	(421,225)	(22,516)

Loss for the Period				(115,049)	(115,049)
Balance June 30, 2010	50,000,000	50,000	348,709	(536,274)	(137,565)

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
June 30, 2010
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

On May 12, 2006, the Company entered into a share exchange agreement with Liverpoole Inc., a privately-owned corporation organized under the laws of Antigua, for the acquisition of all of the issued and outstanding shares of Liverpoole in exchange for 25,000,000 shares of the Company, upon completion of the agreement.  In connection therewith, in order to secure the right to enter into such agreement with Liverpoole, the Company entered into an agreement with World Mobile Network Corp., a publicly-held corporation, pursuant to which, upon the completion of the agreement, World Mobile Network Corp. agreed to assign its exclusive right to acquire Liverpoole to the Company in exchange for 20,000,000 shares of the Company.  As of December 31, 2006, these agreements were not been finalized.

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
June 30, 2010
(Stated in United States Dollars)

On March 26, 2010, the Company entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Shamika Gold Inc., a Canadian Corporation (“Shamika”), and certain shareholders of Shamika (the “Shamika Holders”).  Pursuant to the Agreement, the Company acquired all of the outstanding shares of Shamika Gold Inc. (the “Shamika Shares”) from the Shamika Holders in exchange for an aggregate of 25,500,000 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) (the “Exchange”).  As a result of the Exchange, Shamika and its 99.9% subsidiary Shamika Gold Mining Sprl., a Congolese limited partnership became subsidiaries of the Company. Shamika Gold Mining Sprl. owns a mining exploration concession located on lands in Poko, Province Orientale in the Democratic Republic of Congo and, at the time of the exchange, an option to acquire two mining exploitation permits in Lubutu in the Congo. The Aultra Gold shares of Common Stock were issued to the Shamika Holders on a pro rata basis, on the basis of the shares held by such Shamika Holders at the time of the Exchange.

On March 26, 2010, the former holders of the Shamika Shares acquired 51% of the outstanding shares of our Common Stock. Accordingly, the Exchange represents a change in control. Dutch Gold Resources, Inc. retained 4,950,000 shares of Shamika Gold, Inc. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Shamika, under the purchase method of accounting, and was treated as a recapitalization with the Shamika as the acquirer. Upon consummation of the Exchange, the Company adopted the business plan of Shamika.

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

The Company through its subsidiary, Shamika Gold Mining Sprl. is in the business of exploration for minerals in the Democratic Republic of Congo. The Company has implemented internal policies designed to ensure that it makes no payments to any individuals who may be involved with the financing of conflict.

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

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
June 30, 2010
(Stated in United States Dollars)

2.	Significant Accounting Policies-continued

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
June 30, 2010
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

On March 26, 2010, the Company entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Shamika Gold Inc., a Canadian Corporation (“Shamika”), and certain shareholders of Shamika (the “Shamika Holders”).  Pursuant to the Agreement, the Company acquired all of the outstanding shares of Shamika Gold Inc. (the “Shamika Shares”) from the Shamika Holders in exchange for an aggregate of 25,500,000 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) (the “Exchange”).  As a result of the Exchange, Shamika and its 99.9% subsidiary Shamika Gold Mining Sprl., a Congolese limited partnership became subsidiaries of the Company. Shamika Gold Mining Sprl. owns a mining exploration concession located on lands in Poko, Province Orientale in the Democratic Republic of Congo and, at the time of the exchange, an option to acquire two mining exploitation permits in Lubutu in the Congo. The Aultra Gold shares of Common Stock were issued to the Shamika Holders on a pro rata basis, on the basis of the shares held by such Shamika Holders at the time of the Exchange.

On March 26, 2010, the former holders of the Shamika Shares acquired 51% of the outstanding shares of our Common Stock. Accordingly, the Exchange represents a change in control. Dutch Gold Resources, Inc. retained 4,950,000 shares of Shamika Gold, Inc. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Shamika, under the purchase method of accounting, and was treated as a recapitalization with the Shamika as the acquirer. Upon consummation of the Exchange, the Company adopted the business plan of Shamika.

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

The Company through its subsidiary, Shamika Gold Mining Sprl. is in the business of exploration for minerals in the Democratic Republic of Congo. The Company has implemented internal policies designed to ensure that it makes no payments to any individuals who may be involved with the financing of conflict .

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
(Stated in United States Dollars)

4.	Related Party Balances and Transactions

Accounts payable, notes payable and other accrued liabilities include an amount of $87,700 which is owing to Shamika Congo Kalehe Sprl. Shamika Congo Kalehe Sprl. is a subsidiary of Shamika Resources Inc.

As more fully described under Recent Developments in April 2010, we exercised our right to purchase two mining exploitation permits in Lubutu. As a result, we are obligated to pay Shamika Congo Kalehe Sprl.  $100,000 payable within six months from the closing of our first financing and a net smelter return of 5.0%. As per the agreement, we have the option at any time to buy down the rate from 5% to 2.5% by paying them $2 million of which $1 million is payable in cash and $1 million in shares.

5.  Long-term liabilities

The amount of $400,000 is payable as a result of the acquisition of two mining exploitation permits in Lubutu. The terms of the repayments, including interest if any, are under negotiation and therefore cannot be specified at this time. However we have been able to determine that no principal repayments will be required within twelve months from June 30, 2010. No provision has been made in these accounts for interest, if any, which may be payable.

6.	Share Capital

a)	Details of share capital are as follows:
Authorized: 500,000,000 common shares with a par value of $.001

Shares	Amount
$

	Number of
	Shares	Amount
		$
Issued:
Balance – inception January 26, 2005	-	-
Common Shares issued	71,400,000	71,400
Shares issued in lieu of promissory note	10,833,333	10,833
Balance-December 31, 2006	82,233,333	82,233
Restricted common shares issued	24,496,668	24,497
Restricted Common Shares issued for Jungo	50,000	50
Common Shares issued	200,000	200
Shares cancelled	(40,833,333)	(40,833)
Balance – December 31, 2007 (d)	66,146,668	66,147
Restricted Common Shares issued for Services	30,000,000	30,000
Balance – December 31, 2008	96,146,668	96,147
Balance, December 31, 2009	96,146,668	96,147
Cancellation of Shares	(46,146,668)	(46,147)
Balance June 30, 2010	50,000,000	50,000

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
June 30, 2010
 (Stated in United States Dollars)

7.       Income Taxes

A reconciliation of income taxes at statutory rates is as follows:
June 30, 2010

Net gain for the period	$
Total income taxes	-0-
Management believes that there may be a Canadian tax charge in relation to the merger transaction, but that this amount will not be material and management has deemed it appropriate not to accrue for this amount at this time.

8.	Commitments and Claims

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

Contingencies

As more fully described under Recent Developments in April of 2010, we exercised our right to purchase two mining exploitation permits in Lubutu. As a result, we are obligated to pay Shamika Congo Kalehe Sprl.  $100,000 payable within six months from the closing of our first financing and a net smelter return of 5.0%. As per the agreement, we have the option at any time to buy down the rate from 5% to 2.5% by paying them $2 million of which $1 million is payable in cash and $1 million in shares.

Aultra Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
June 30, 2010
 (Stated in United States Dollars)

9.           Recent Accounting Pronouncements

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

10.  Subsequent events

None.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Description of Aultra Gold, Inc (fka New World Entertainment Corp.) Business

The Company is a development stage company in the business of acquiring and exploring natural resources properties in the Democratic Republic of Congo. The Company owns gold mining concessions in that country, which it intends to further explore, develop and ultimately put into production. We intend to raise an initial financing of $1,500,000 with which we will obtain 43-101 reports on each property, establish an operations camp in the region and initiate further exploration.

General Overview of Business

AGI is engaged in the business of acquiring and exploring gold and mineral properties with proven and probable reserves with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

Recent Developments

On March 26, 2010, the Company entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Shamika Gold Inc., a Canadian Corporation (“Shamika”), and certain shareholders of Shamika (the “Shamika Holders”).  Pursuant to the Agreement, the Company acquired all of the outstanding shares of Shamika Gold Inc. (the “Shamika Shares”) from the Shamika Holders in exchange for an aggregate of 25,500,000 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) (the “Exchange”).  As a result of the Exchange, Shamika and its 99.9% subsidiary Shamika Gold Mining Sprl., a Congolese limited partnership became subsidiaries of the Company. Shamika Gold Mining Sprl. owns a mining exploration concession located on lands in Poko, Province Orientale in the Democratic Republic of Congo and, at the time of the exchange, an option to acquire two mining exploitation permits in Lubutu in the Congo. The Aultra Gold shares of Common Stock were issued to the Shamika Holders on a pro rata basis, on the basis of the shares held by such Shamika Holders at the time of the Exchange.

On March 26, 2010, the former holders of the Shamika Shares acquired 51% of the outstanding shares of our Common Stock. Accordingly, the Exchange represents a change in control. Dutch Gold Resources, Inc. retained 4,950,000 shares of Shamika Gold, Inc. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Shamika, under the purchase method of accounting, and was treated as a recapitalization with the Shamika as the acquirer. Upon consummation of the Exchange, the Company adopted the business plan of Shamika.

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
Robert Vivian as President and Chief Executive Officer and Terence Orstlan as Secretary and Director.

Lubutu Permits

In April 2010, we purchased two gold exploration permits located on land in the territory of Lubutu in the Congo. The cost of acquisition was $500,000, of which $100,000 is due currently and $400,000 will be payable over a longer period of time. Shamika Congo Kalehe Sprl. has made certain payments on our behalf to ensure that the agreement with the seller is respected. The terms of repayment of the $400,000 together with interest if any are currently under negotiation but we have been able to determine that no principal repayments will be required within twelve months from June 30, 2010.

The right to acquire these permits belonged to Shamika Congo Kalehe Sprl. by virtue of an option agreement between them and the owner of the permits. By agreement, Shamika Congo kalehe Sprl. transferred their right as optionee to us. Under this transfer agreement, if we exercise our right to purchase the permits, we are obliged to pay Shamika Congo Kalehe Sprl. certain amounts as follows: 1) $100,000 payable within six months from the date of closing of our first financing, 2) a net smelter return of 5.0%. We have the right to buy down this rate from 5% to 2.5%, at any time, by payment of $2 million of which $1 million is payable in cash and $1 million in shares.

Employees

As of June 30, 2010, the Company had two full time employees.

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

Expenses

Expenses consist of mineral expenses $41,199 represented by licence fees and other expenses relating to the mineral properties and professional fees $60,500 including the cost of restructuring of the Corporation consequent upon the agreement with Shamika. Total expenses for the three month period ended June 30, 2010 were $115,049, as compared to $119,661 for the three months ended June 30, 2009.  The changes are a result of the restructured business and disposition of mining properties to Dutch Gold.

The loss for the three months ended June 30, 2010 was $115,049, as compared to a loss of $119,661 for the three months ended June 30, 2009.  This result is a result of the restructured business consisting of the acquisition of mining concessions in the Democratic Republic of Congo and the disposition of mining properties to Dutch Gold.

Liquidity and Capital Resources

At June 30, 2010, our cash was $0.  Since our inception on January 20, 2005 to the end of the period ended June 30, 2010, we have incurred losses of $536,274. We attribute our net loss to having no revenues to offset our operating expenses.

We have no cash flow from operations and do not have cash and or equivalents to meet our core operational requirements for the next 12 months, but we will also be required to raise additional working capital to fund our Plan of Mining Operations in order to carry-out the Plan of Operations as discussed further above.

Shamika Congo Kalehe Sprl. a related party has incurred expenses of $87,700 on our behalf. This amount is included in the balance sheet under the item “Accounts payable, Notes Payable and other Accrued Liabilities”.

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

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the fiscal period ending June 30, 2010 our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and principal accounting officer in a manner that allowed for timely decisions regarding required disclosure.

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

As of June 30 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

 During the most recent quarter ended June 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, changes have been implemented subsequent to the period covered by this Form 10-K to add additional controls to correct the material weakness in internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.
Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Robert Vivian
Dated: August 16, 2010	Name: Robert Vivian
Title: President and Chief Executive Officer and Interim Financial Officer
(Principal Executive, Accounting and Financial Officer)