Form 10-Q
period 2010-09-30
Aultra Gold Inc.
filed 2010-11-22
CIK 1330323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 for the quarterly period ended September 30, 2010

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 for the transition period ________to ________

Commission File Number: 333-126748

AULTRA GOLD INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0448154
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1980, Sherbrooke Street West, Suite 1100
Montreal, Quebec, H3H 1E8
 (Address of principal executive offices)

(514) 931-9990
Issuer's telephone number

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2010, the Issuer had 50,000,000 shares of common stock, par value $0.00001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months and the three months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

As used in this Quarterly Report on Form 10-Q (the “Quarterly Report”), the terms "we", "us", "our", the “Company” and mean Aultra Gold Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AULTRA GOLD INC.
An Exploration Stage Company

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Balance Sheets
As at September 30, 2010 and twelve months ending December 31, 2009
(Stated in United States Dollars)

	September 30,	December 31
	2010	2009
	$	$
A S S E T S
Current Assets
Cash	-0-	-0-
Accounts receivable and accrued receivables	-0-	-0-
Total Current Assets	-0-	-0-

Long term Assets
Long term investment	-0-	6,232
Long term receivables	-0-	65,485
Mining properties	500,002	100,000
Total long-term assets	500.002	171,717

Total Assets	500,002	171,717

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable, notes payable and other accrued liabilities	80,843	946,243
Accounts payable related parties (note 4)	111,590
Accounts payable mining properties (note 5)	459,000
Total current liabilities	651,433	946,243

Total Liabilities	651,433	946,243

S TOCK H O L D E R S ’ E Q U I T Y

Common stock, $0.00001 par value, 50,000,000 shares authorized: 50,000,000 shares issued and outstanding (note 6)	50,000	96,147
Accumulated deficit	(550,140)	(1,230,048)
Additional paid-in capital	348,709	348,709
Total stockholders’ equity	(151,431)	(774,526)

Total liabilities and stockholders’ equity	500,002	171,717

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Statement of Operations
For the three months ending September 30, 2010 and September 30, 2009 and nine month ending September 30, 2010 and September 30, 2009
From inception on January 26, 2005 to September 30, 2010
 (Stated in United States Dollars)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	From inception January 26, 2005 through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
	$	$	$	$	$

REVENUE	0	0	0	-0-	131

Operating Expenses
Mining property expenditures	10,405	81,857	39,644	160,572	619,791
Consultants and contractors	-0-	30,000	-0-	150,000	541,668
Office and administrative	(5,555)	15,011	24,605	14,736	137,656
Legal and professional	9,016	-0-	87,182	6,000	451,617
Interest expense	0	44,340	-0-	44,340	10,833
Total operating expenses	13,866	171,207	151,431	375,648	1,761,565
Loss from operations	(13,866)	(171,207)	(151,431)	(375,648)	(1,761,434)
Other Revenues and Expenses
Foreign Exchange Gain	-0-	-0-	-0-	-0-	4,154
Gain on Extinguishment of Debt	-0-	-0-	-0-	-0-	45,833
Bad debt	-0-	-0-	-0-	-0-	(97,303)
Gain on Investment	-0-	-0-	-0-	(6,232)	1,258,610
Loss for period	(13,866)	(177,439	(151,431)	(381,880)	(550,140)
Deficit – beginning of the period	(536,274)	(1,434,488	(398,709	(1,230,048	-0-

Deficit – end of period	(550,140)	(1,618,157	(550,140	(1,618,157	(550,140)

Loss per shares – basic and diluted	(0.01)	(0.01	(0.01	(0.01

Weighted Average Number of Shares Outstanding	50,000,000	96,146,668	50,000,000	96,146,668

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Statement of Cash Flows
For the three months ending September 30, 2010 and September 30, 2009 and nine month ending September 30, 2010 and September 30, 2009
From inception January 26, 2005 to September 30, 2010
(Stated in United States Dollars)

	Three Months Ending		Nine Months Ending		From inception
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009	January 26, 2005 to Sept 30, 2010
	$	$	$	$	$

Cash flows from operating activities
Loss for the period	(13,866)	(177,439)	(151,431)	(381,880)	(550,140)

Changes in:

Accounts receivables and accrued receivables	-0-	-0-	-0-

Accounts payable and accrued liabilities	(13,866)	(177,439)	(151,431)	(381,880)	105,284
Net cash used in operating activities	-0-	-0-	-0-	-0-	(444,856)

Cash flows from investing activities
Mining property	-0-	-0-	-0-	-0-
Investments	-0-	-0-	-0-	-0-
Cash used in investing activities	-0-	-0-	-0-	-0-

Cash flows from financing activities
Share capital issued	-0-	-0-	-0-	-0-	444,856
Net cash received from financing activities	-0-	0	-0-	0	444,856

Net increase in cash	-0-	-0-	-0-	-0-	-0-
Cash – beginning of period	-0-	-0-	-0-	-0-	-0-
Cash – end of period	-0-	-0-	-0-	-0-	-0-

See notes to financial statements

Aultra Gold Inc.
An Exploration Stage Company
Consolidated Statements of Stockholders’ Equity
From inception January 26, 2005 to September 30, 2010
(Stated in United States Dollars)
See notes to financial statements

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Exploration Stage	Total Equity (Deficit)
		$	$	$	$
Balance, June 30, 2010	50,000,000	50,000	348,709	(536,274)	(137,565))

Loss for the Period				(13,866)	(13,866))
Balance September 30, 2010	50,000,000	50,000	348,709	(550,140)	(151,431))

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

Aultra Gold Inc.
Notes to Financial Statements
September 30, 2010

On March 26, 2010, Aultra Gold, Inc. (the “Company” or the “Registrant”) entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Shamika Gold Inc., a Canadian Corporation (“Shamika”), and certain shareholders of Shamika (the “Shamika Holders”).  Pursuant to the Agreement, the Company acquired all of the outstanding shares of Shamika Gold Inc. (the “Shamika Shares”) from the Shamika Holders in exchange for an aggregate of 25,500,000 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) (the “Exchange”).  As a result of the Exchange, Shamika and its 99.9% subsidiary Shamika Gold Mining Sprl., a Congolese limited partnership became subsidiaries of the Company. Shamika Gold Mining Sprl. owns a mining exploration concession located on lands in Poko, Province Orientale in the Democratic Republic of Congo and, at the time of the exchange, an option to acquire two mining exploitation permits in Lubutu in the Congo.  The 25,500,000 Company shares were issued to the Shamika Holders, of which Shamika Resources Inc. received 24,564,980 shares, on a pro rata basis, on the basis of the shares held by such Shamika Holders at the time of the Exchange.

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

On March 26, 2010, the effective time of the Acquisition, our board of directors and officers was reconstituted by the resignation of: Rauno Perttu from his role as President, Secretary and director, Daniel Hollis from his role as Chief Financial Officer and director, Lance Rosmarin from his role as director, and the appointment of Robert Vivian as President and Chief Executive Officer and Terence Orstlan as Secretary and Director.

Aultra Gold is an exploration-stage company engaged in the business of acquiring and exploring gold and other valuable mineral properties. Our current focus is on the Democratic Republic of Congo but we are actively considering mining opportunities in other countries. At this time our properties consist of two gold exploration projects on lands in the Kibara Metallogenic Belt in the Eastern region of the country. The Company acquires its properties through its subsidiary, Shamika Gold Mining Sprl. Management and administration services in the Congo are provided by Shamika Congo Kalehe Sprl. a related party. Refer to Section 4 Related Party Balances and Transactions for further information about this organization. Application has been made to FINRA to change our name to Shamika2Gold Inc. The Company has directed all personnel in the Congo to ensure that no payments are made to any individuals or organizations who may be involved with the financing of conflict.

2.	Significant Accounting Policies

a)        Basis of Accounting

These consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in United States.  These consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Shamika Gold Inc. up to the date of its dissolution on August 31, 2010 and its 99.9% subsidiary Shamika Gold Mining Sprl. The Company has elected a December 31 year-end.  Summarized below are those policies considered particularly significant to the Company.

Aultra Gold Inc.
Notes to Financial Statements
September 30, 2010

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

Aultra Gold Inc.
Notes to Financial Statements
September 30, 2010

2.	Significant Accounting Policies (continued)

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
Notes to Financial Statements
September 30, 2010

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

On March 26, 2010, Aultra Gold, Inc. (the “Company” or the “Registrant”) entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Shamika Gold Inc., a Canadian Corporation (“Shamika”), and certain shareholders of Shamika (the “Shamika Holders”).  Pursuant to the Agreement, the Company acquired all of the outstanding shares of Shamika Gold Inc. (the “Shamika Shares”) from the Shamika Holders in exchange for an aggregate of 25,500,000 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) (the “Exchange”).  As a result of the Exchange, Shamika and its 99.9% subsidiary Shamika Gold Mining Sprl., a Congolese limited partnership became subsidiaries of the Company. Shamika Gold Mining Sprl. owns a mining exploration concession located on lands in Poko, Province Orientale in the Democratic Republic of Congo and, at the time of the exchange, an option to acquire two mining exploitation permits in Lubutu in the Congo.  The 25,500,000 Company shares were issued to the Shamika Holders, of which Shamika Resources Inc. received 24,564,980 shares on a pro rata basis, on the basis of the shares held by such Shamika Holders at the time of the Exchange.

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

Shamika Gold Inc. was dissolved on August 31, 2010 in accordance with the provisions of the Canada Business Corporations Act and its net assets, consisting primarily of its partnership interest in Shamika Gold Mining Sprl., were distributed to Aultra Gold Inc.

4.	Related Party Balances and Transactions

As of September 30, 2010, the Company had accounts payable to related parties in the amount of $111,590.  $13,496 is payable to Shamika Resources Inc. and $98,094 is payable to Shamika Congo Kalehe Sprl., a subsidiary of Shamika Resources Inc. registered to do business in the Congo, for management and administration services.  We are currently unable to repay these amounts.

As more fully described under “Recent Developments”, in April 2010, the Company acquired two mining permits on properties in Lubutu, Congo.  Under an option agreement with Shamika Congo Kalehe Sprl., the acquisition of these properties triggers a payment them of $100,00. Such payment is to be made within six months from the closing of our next financing. Furthermore, the agreement provides for the payment to them of a net smelter return of 5.0%

Aultra Gold Inc.
Notes to Financial Statements
September 30, 2010

Of sales with an option at any time to buy down the rate from 5% to 2.5% by paying them $2 million of which $1 million is payable in cash and $1 million in shares.

Shamika Resources Inc. has pledged its 24,564,980 shares in Aultra Gold Inc. against short-term loans of $100,000.

5.	Accounts payable mining properties

The amount of $459,000 is payable as a result of the acquisition of two mining permits on properties in Lubutu, as more fully described under Recent Developments. Under the agreement $59,000 should have been paid by July 2, 2010. We have been unable to make this payment and we are therefore in default. We will not be able to repay the amount until we have the funding from our next financing. The terms of repayment of $400,000 are to be negotiated. We intend to negotiate a long-term repayment schedule in line with the development and financing plan for the properties. There can be no assurance that we will be successful in these negotiations.  No provision has been made in these accounts for interest, if any, which may be payable on the outstanding amount.

6.	Share Capital

a)	Details of share capital are as follows:

Authorized: 50,000,000 common shares with a par value of $0.00001 and 10,000,000 preferred shares with a par value of $0.00001

	Number of
	Shares	Amount
		$
Issued:
Balance – inception January 26, 2005	-	-
Common Shares issued	71,400,000	71,400
Shares issued in lieu of promissory note	10,833,333	10,833
Balance-December 31, 2006	82,233,333	82,233
Restricted common shares issued	24,496,668	24,497
Restricted Common Shares issued for Jungo	50,000	50
Common Shares issued	200,000	200
Shares cancelled	(40,833,333)	(40,833)
Balance – December 31, 2007 (d)	66,146,668	66,147
Restricted Common Shares issued for Services	30,000,000	30,000
Balance – December 31, 2008	96,146,668	96,147
Balance, December 31, 2009	96,146,668	96,147
Cancellation of Shares	(46,146,668)	(46,147)
Balance September 30, 2010	50,000,000	50,000

Aultra Gold Inc.
Notes to Financial Statements
September 30, 2010

7.       Income Taxes

A reconciliation of income taxes at statutory rates is as follows:
September 30, 2010

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

On or about April 17, 2007, a lawsuit was filed by 761273 B.C. Ltd., Calderan Ventures Ltd., Scott Kostiuk, William Parkin, Ronald Oliver, Lubomir Palecek and Krista Dayton under the laws of the Province of British Columbia, Canada in the British Columbia Supreme Court for a total amount of $203,311.88.  Aultra intends to vigorously defend itself should this action be pursued in the United States.  As part of the transaction with Dutch Gold, Dutch Gold indemnified the Company against any claims arising from this claim.

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

As more fully described under Recent Developments, in April 2010, we exercised our right to purchase two mining exploitation permits. Under the agreement, the amount of $100,000 is payable to a related party, Shamika Congo Kalehe Sprl. Payment is due within six months from the closing of our next financing. Furthermore the agreement provides for the payment to them of a net smelter return of 5.0 % of sales with an option at any time to buy down the rate from 5% to 2.5% by paying them $2 million of which $1 million is payable in cash and $1 million in shares

9.        Recent Accounting Pronouncements

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
September 30, 2010
 (Stated in United States Dollars)

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

11.      Subsequent events

On October 15, 2010 the Company authorized the issuance of 23,547,024 shares of common stock in exchange for the retirement and satisfaction of obligations and debt in the principal amount of $301,512, plus any and all accrued interest and fees owed to our former principal stockholder, officer and director Rauno Perttu.  Mr. Perttu assigned his rights to receive a number of the shares in independently negotiated transactions.

On November 19, 2010, the Company authorized the issuance of 3,600,000 additional shares of founders’ stock to the principals of its operating companies and members of its Board of Directors including 2,000,000 shares to Robert Vivian, our Chairman, Chief Executive and Financial Officer, and 1,000,000 shares to Terrance Orstlan, our Director, pending the consummation of the amendment of the Company’s Articles of Incorporation to increase its authorized common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

References in this Annual Report on Form 10-Q (the “Quarterly Report”) to “we”, “us,” “our,” “the Company,” “Aultra Gold” and “AGI” mean Aultra Gold Inc. and our subsidiaries, unless the context otherwise requires.

Item 1. Description of Business

Description of Aultra Gold, Inc Business

Aultra Gold is an exploration-stage company engaged in the business of acquisition and exploration of gold and other valuable mineral properties with a focus on the Democratic Republic on Congo. At this time our properties consist of two gold exploration projects on lands in the Kibara Metallogenic Belt in the Eastern region of the country. The Company acquires its properties through its subsidiary, Shamika Gold Mining Sprl. Management and administration services in the Congo are provided by Shamika Congo Kalehe Sprl. a related party. Refer to Section 4 Related Party Balances and Transactions for further information about this organization. The Company intends to raise an initial financing of $1,500,000, which we will use to obtain 43-101 geological reports and other appropriate feasibility studies and based on these reports initiate further exploration leading to further financings and development of the properties.

Applications have been made to FINRA to change the name of Aultra Gold Inc to Shamika 2 Gold Inc on upon approval from FINRA, the name change will be announced.

General Overview of Business

Aultra Gold is an exploration-stage company engaged in the business of acquisition and exploration of gold and other valuable mineral properties with a focus on the Democratic Republic on Congo. At this time our properties consist of two gold exploration projects on lands in the Kibara Metallogenic Belt in the Eastern region of the country. The Company acquires its properties through its subsidiary, Shamika Gold Mining Sprl. Management and administration services in the Congo are provided by Shamika Congo Kalehe Sprl. a related party. Refer to Section 4 Related Party Balances and Transactions for further information about this organization. The Company intends to raise an initial financing of $1,500,000, which we will use to obtain 43-101 geological reports and other appropriate feasibility studies and based on these reports initiate further exploration leading to the development of the properties.

Employees

As of September 30, 2010, the Company had two employees.

There is limited historical information about us upon which to base an evaluation of our performance. We are exploration stage company and have had no revenues. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise.

We have not earned any revenues from our incorporation on January 26, 2005.  We do not anticipate earning revenues for the foreseeable future.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

Discussion of mining projects

The following is a summary of our two projects in the Democratic Republic of Congo as follows:

PROJECT-POKO

Exploration permit number 8315 covering an area of 120 mining blocks and 103 sq. kilometers located in Poko, Province Orientale. This property is in the Kilo-Moto Greenstone belt. The greenstone rocks and quartz veins found in this area have a reputation for an abnormally high content of gold and the area is well known for large deposits. The property is largely unexplored but it is accessible by road and by water and it is an excellent prospect for further exploration. Our business plan calls for the preparation of a 43-101 geological report, further exploration based on the recommendations in the report, the conversion to an exploitation permit and the development of the property. The exploration permit has a term of five years with two rights to renew for five years each. We pay an annual permit fee of $3,800 and we must make periodical payments into an environmental fund.

PROJECT-LUBUTU

Two mining exploitation permits numbered 133 and 134 covering 72 mining blocks and 61 sq. kilometers located on lands in Lubutu, Province of Maniema. This location is in the heart of the Kibara Metallogenic Belt approximately 300 kilometers northwest of Lake Kivu. The permits give us the right to develop and exploit the properties for gold and the properties have been in production through artisanal mining. Our business plan envisages feasibility studies to determine the most effective way to put the properties into full scale production and a subsequent financing to enable this to be done. We acquired the properties in April 2010 for $600,000 of which $100,000 is payable to a related party, Shamika Congo Kalehe Sprl., under an option agreement, and $500,000 is payable to a third party. The $100,000 payable to Shamika Congo Kalehe Sprl. is payable within six months from the date of our next financing. The $500,000 to a third party was payable $100,000 by July 2, 2010 and $400,000 longer-term. So far we have only paid the third party $41,000 leaving $59,000 overdue and in default. We will not be able to make this payment until we receive the proceeds of our next financing. The terms of repayment of $400,000 are to be negotiated. We intend to negotiate a long-term repayment schedule in line with our development and financing plan for the properties. There can be no assurance that our plan can be successfully executed and there can be no assurance that we will be able to successfully negotiate the repayment terms that we need. The exploitation permit has a term of thirty years and several rights to renew for fifteen years. Our permits have approximately twenty years to run and we pay annual permit fees of $37,000 for them.

Expenses

The loss for the three months ended September 30, 2010 was $13,866 compared with $171,707 for the three months ended September 30, 2009 and $151,431 for the nine months ended September 30, 2010 compared with $375,648 for the nine months ended September 30, 2009. In each case the loss for the period has decreased as a result of the change in the business. Losses during the three months and nine months ended September 30, 2010 can be attributed to the costs relating to the permits in the Democratic Republic of Congo and the restructuring of the business, whereas the losses in the three months and the nine months ended September 30, 2009 related to the disposition of mining properties to Dutch Gold.

Total expenses for the nine months ended September 30, 2010 were $151,431 made up of mining expenses, which consist mainly of permit fees on the properties in Congo, professional fees, being substantially the cost of restructuring the Corporation following the agreement with Shamika and other expenses.

Liquidity and Capital Resources

At September 30, 2010, our cash was $0.  Since our inception on January 20, 2005, to the end of the period ended September 30, 2010, we have incurred losses of $550,140. We attribute our net loss to having no revenues to offset our operating expenses.

We have no cash flow from operations and do not have cash to meet our current liabilities nor our operational requirements for the next 12 months. In addition we will also be required to raise additional working capital to fund the exploration and development plans as discussed above.

Shamika Congo Kalehe Sprl. a related party has incurred expenses of $98,094 on our behalf. We are currently unable to pay this amount until we receive the funds from our next financing. This amount is included in the balance sheet in the item ‘Accounts payable related parties ’

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current Plan of Mining Operations in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new properties, the depletion of our working capital would be accelerated. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or funding from joint-venture or strategic partners, debt financing or term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

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

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the fiscal period ending September 30, 2010 our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and principal accounting officer in a manner that allowed for timely decisions regarding required disclosure.

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

As of September 30 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

• We omitted to disclose of our “Management’s Annual Report on Internal Control over Financial Reporting” in our initial Annual Report filed on Form 10-K for the fiscal year ended December 31, 2007;

• During 2007, we did not timely file our Quarterly Report on Form 10-Q for the six months ending June 30, 2007 and our Annual Report for year ending December 31, 2007;

• We lack sufficient trained personnel with experience in accounting and financial reporting functions due to the size of our Company and our lack of financial resources to pay such personnel; and

• We do not have a sufficient number of employees to adequately segregate accounting duties to provide for sufficient internal controls.

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

 During the most recent quarter ended September 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, changes have been implemented subsequent to the period covered by this Form 10-Q to add additional controls to correct the material weakness in internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 15, 2010 the Company authorized the issuance of 23,547,024 shares of common stock in exchange for the retirement and satisfaction of obligations and debt in the principal amount of $301,512, plus any and all accrued interest and fees owed to our former principal stockholder, officer and director Rauno Perttu.  Mr. Perttu assigned his rights to receive a number of the shares in independently negotiated transactions.

On November 19, 2010, the Company authorized the issuance of 3,600,000 additional shares of founders’ stock to the principals of its operating companies and members of its Board of Directors including 2,000,000 shares to Robert Vivian, our Chairman, Chief Executive and Financial Officer, and 1,000,000 shares to Terrance Orstlan, our Director, pending the consummation of the amendment of the Company’s Articles of Incorporation to increase its authorized common stock.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The agreements executed in connection with this sale contain representations to support the Company’s reasonable belief that the Investor had access to information concerning the Company’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Company made no solicitation in connection with the sale other than communications with the Investor; the Company obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Company in order to make an informed investment decision.  All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION.

On October 15, 2010 the Company authorized the issuance of 23,547,024 shares of common stock in exchange for the retirement and satisfaction of obligations and debt in the principal amount of $301,512, plus any and all accrued interest and fees.

On November 19, 2010, the Company authorized the issuance of 3,600,000 additional shares of founders’ stock to the principals of its operating companies and members of its Board of Directors including 2,000,000 shares to Robert Vivian, our Chairman, Chief Executive and Financial Officer, and 1,000,000 shares to Terrance Orstlan, our Director, pending the consummation of the amendment of the Company’s Articles of Incorporation to increase its authorized common stock.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Robert Vivian
Date: November 22, 2010	Name: Robert Vivian
Title: President and Chief Executive Officer and Interim Financial Officer
(Principal Executive and Accounting Officer)