Form 10-K
period 2010-12-31
SHAMIKA 2 GOLD, INC.
filed 2011-04-15
CIK 1330323

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-126748

SHAMIKA 2 GOLD, INC. (formerly known as Aultra Gold, Inc.).
 (Exact name of registrant as specified in its charter)

Nevada	333-126748	98-0448154
(State or Other Jurisdiction	(Commission File	(I.R.S. Employer
of Incorporation)	Number)	Identification Number)

1350 Broadway, 11th Floor
New York, New York 10018
(Address of principal executive offices)

(Registrant's telephone number, including area code (212) 216-8000)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.00001 per share.

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

The aggregate market value of the common stock, $0.00001 par value, held by non-affiliates of the issuer, based upon the closing price of Common Stock on June 30, 2010, as reported on the Over the Counter Bulletin Board under the symbol “SHMX.OB,” was approximately $250,000.00.

The number of shares outstanding of each class of our common equity as of April 15, 2011 is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $0.00001	112,600,006

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

Forward-Looking Statements

The following discussion should be read in conjunction with our audited Financial Statements and Notes thereto included herein beginning on page F-1.

Certain statements in this Report may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, as amended. We intend that such forward-looking statements be subject to the safe harbors created thereby.

All such forward-looking information involves risks and uncertainties and may be affected by many factors, some of which are beyond our control. These factors may include, without limitation:

•	Develop the reputation of Shamika 2 Gold, Inc. (“S2G”) as a successful mining property acquisition and exploration company;
•	Successfully identify and exploit mining opportunities;
•	Develop viable strategic alliances; and
•	Maintain sufficient volume of successful new mining opportunities.
•	Regulatory, competitive or other economic influences.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to obtain additional funding as the exploration for commercially exploitable mineral deposits or reserves, as well as general, legal, accounting and administrative expenses associated with our reporting requirements with the SEC, is expected to require from us total expenditures over the next two years in an approximate amount of $30,000,000.
•	Our ability to obtain additional funding as we presently do not have sufficient funds to pursue our stated plan of operation for the next twelve-month period.
•	Our ability to be successful in our acquisition and exploration of gold and mineral properties activities.
•	Our ability to attract and retain management.
•	The intensity of competition for commercially exploitable mineral deposits or reserves; and existing and potential performance issues with suppliers and customers;
•	governmental export and import policies;
•	global trade policies;
•	worldwide political stability and economic growth;
•	potential entry of new, well-capitalized competitors into our markets;
•	changes in our capital structure and cost of capital; and
•	general economic conditions.

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

When we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have reasonable basis. However, our forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to: currency fluctuations; geological and metallurgical assumptions; minerals assumptions, processes and facilities; labor relations; timing of receipt of necessary governmental permits or approvals; domestic and foreign laws or regulations, particularly relating to the environment and mining; domestic and international economic and political conditions: our ability to obtain or maintain necessary financing; other risks and hazards associated with mining exploration and development. More detailed information regarding these risk factors is included in this filing under Risk Factors, and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

All subsequent written and oral forward-looking statements attributable to Shamika 2 Gold or to persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Shamika 2 Gold disclaims any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this Annual Report on Form 10-K (the “Annual Report”) to “we”, “us,” “our,” “Registrant,” “the Company,” “Shamika 2 Gold” and “S2G” mean Shamika 2 Gold, Inc. and our subsidiaries, unless the context otherwise requires.

ITEM 1.	BUSINESS

Item 1. Description of Business

Corporate History

The Company was first known as Katie Gold Corp. (“Katie Gold”), incorporated under the laws of the State of Nevada on January 26, 2005. It was primarily engaged in the acquisition and exploration of mining properties.

On July 21, 2005, Katie Gold became a mandatory fully reporting issuer with the SEC by way of filing a Form SB-2, prospectus.

On February 9, 2006, Katie Gold obtained a listing on the OTC Bulletin Board and its stock commenced trading on March 22, 2006 under the OTC symbol “KGOC.OB”.

On March 21, 2006, the Company changed its name to Morningstar Industrial Holdings Corp. As a result, the Company’s trading symbol changed to "MSIH.OB".

On April 26, 2006, by Articles of Merger, the Company merged with a private Nevada company named New World Entertainment Corp. and assumed that name. As a result, the Company’s trading symbol changed to "NWWE.OB".

On January 18, 2007, the Company changed its name to Aultra Gold, Inc. (“Aultra USA”). As a result, the Company’s trading symbol changed to "AGDI.OB".

On January 22, 2007, Aultra USA entered into a Share Exchange Agreement (the "Agreement") with Strategic Minerals Inc., a Nevada corporation,  Aultra Gold Inc. (f/k/a Dutch Mining (Canada) Ltd.) (“Aultra Canada”), a company formed under the laws of the Province of British Columbia, and certain other shareholders of Aultra Canada. Pursuant to the Agreement, which was subject to certain regulatory approval, Aultra USA agreed to acquire 100% of the outstanding equity of Aultra Canada from its stockholders (the “Aultra Canada Shareholders”) in exchange for the issuance by Aultra USA of one share of common stock, $0.001 par value (the “Common Stock”), of the Company for each issued common share of Aultra Canada (the “Acquisition”).

On December 31, 2009, pursuant to a Stock Purchase Agreement by and among Dutch Gold, Rauno Perttu, Strategic Minerals Inc., a Nevada corporation, and Aultra Gold Capital Inc., a Turks and Caicos corporation, Dutch Gold acquired controlling interest of Aultra USA for a purchase price of One Million newly-issued shares of Dutch Gold’s common stock, par value 0.001 per share.

On January 6, 2010, Dutch Gold Resources, Inc. (“Dutch Gold”), a Nevada corporation acquired all of the assets of Aultra USA.

On March 2, 2010, the Company filed a Certificate of Amendment amending and restating its Articles of Incorporation to increase its capitalization from (i) 150,000,000 to 510,000,000, of which 500,000,000 shares will be Common Stock and 10,000,000 shares will be preferred stock par value $0.001 per share (the “Preferred Stock”), (ii) effect a forward split of the Corporation’s Common Stock on a 1 for 10 basis and (iii) authorize the Board of Directors to provide for the issuance of shares of Preferred Stock in series and, by filing a certificate pursuant to the Nevada Revised Statutes, to establish from time to time the number of shares to be included in each such series, and to fix the designation, power, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof.

On March 24, 2010, the Corporation filed a Certificate of Change to its Articles of Incorporation to decrease the number of authorized shares of Common Stock from 500,000,000 to 50,000,000 and concurrently effecting a 1 for 10 reverse split of the Company’s issued and outstanding shares of Common Stock and change in par value $0.001 per share to par value $0.00001 per share.

On March 26, 2010, Aultra USA entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Shamika Gold, Inc., a Canadian corporation (“Shamika”), and the stockholders of Shamika (the “Shamika Stockholders”) whereby Aultra USA acquired all of the issued and outstanding capital stock of Shamika in exchange (the “Exchange”) for 25,500,000 newly issued shares of Common Stock par value $0.00001 per share (the “Common Exchange Shares”).  As a result of the Exchange, Shamika became a wholly-owned subsidiary of the Company.  The Company shares were issued to the Shamika Holders on a pro rata basis, on the basis of the shares held by such Shamika Holders at the time of the Exchange. Shamika Resources Inc., a Canadian private company became the controlling shareholder (51%) of the Company.  Further to the transaction, Aultra USA changed its name to Shamika 2 Gold, Inc. As a result, the Company’s trading symbol changed to “SHMX”.

Upon completion of the Exchange transaction, the board of directors and officers was reconstituted by the resignation of: Rauno Perttu from his role as President, Secretary and director, Daniel Hollis from his role as Chief Financial Officer and director, Lance Rosemarin from his role as director.

As of the date of this filing, the Board of directors of the Company consists of Mr. Robert Vivian, Mr. Terence Orstlan, Mr. Frédéric Clément de la Forge, and Mr.Christophe Eibl.

The officers of the Company are, as at the date of this filing, Mr. Robert Vivian, President and Chief Executive Officer, Mr. Frédéric Clément de la Forge, Chief Operating Officer  and Mrs. Elizabeth Nantel Corporate Secretary

Description of Shamika 2 Gold, Inc.  Business

SGI (Shamika Gold Inc.) was a private Company formed in Montreal, Canada on January 13, 2010.  The Company is engaged in the business of acquiring and exploring mining properties principally located in Cambodia and Quebec, Canada.

On March 26, 2010, Aultra USA entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Shamika Gold, Inc., a Canadian corporation (“Shamika”), and the stockholders of Shamika (the “Shamika Stockholders”) whereby Aultra USA acquired all of the issued and outstanding capital stock of Shamika in exchange (the “Exchange”) for 25,500,000 newly issued shares of Common Stock par value $0.00001 per share (the “Common Exchange Shares”).  As a result of the Exchange, Shamika became a wholly-owned subsidiary of the Company.  The Company shares were issued to the Shamika Holders on a pro rata basis, on the basis of the shares held by such Shamika Holders at the time of the Exchange. Shamika Resources Inc., a Canadian private company became the controlling shareholder (51%) of the Company.  Further to the transaction, Aultra USA changed its name to Shamika 2 Gold, Inc. As a result, the Company’s trading symbol changed to “SHMX”.

General Overview of Business

S2G is engaged in the business of acquiring and exploring mining properties principally located in Cambodia and Quebec, Canada, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

Recent Developments

On February 25, 2011 (“Closing”), S2G entered into the First Amendment to the Agreement and Plan of Securities Exchange (the “Agreement”) with MIG International Mining Group, a company organized under the laws of the Republic of Mauritius (“MIG Mauritius”), certain shareholders of MIG Mauritius (the “MIG Mauritius Holders”) and Millennium International Group, LLC, a California limited liability company (“MIG US,” and collectively with the MIG Mauritius Holders, the “MIG Mauritius Holders”).

Pursuant to the Agreement, the Company acquired 85% of the outstanding equity of MIG Mauritius (“MIG Mauritius Shares”), from the MIG Mauritius holders solely in exchange for an aggregate for fifty-seven million (57,000,000) newly issued shares of the Company’s common stock (“Common Stock”), par value $0.00001 per share (“Shamika Exchange Shares”) and five hundred thousand (500,000) shares of the Company’s Series B Performing Preferred Stock, par value $0.00001 per share (the “Performing Preferred Shares”), which entitles the holder, to receive a dividend equal to forty-five percent (45%) of the net operating profit, after taxes, of MIG’s mining project operations in Samlaut, Cambodia (the “Performing Preferred Shares”, collectively with the Shamika Exchange Shares, the “Exchange Shares”).  The Shamika Exchange Shares were issued to the MIG Mauritius Holders on a pro rata basis, on the basis of the shares held by such MIG Mauritius Holders at the time of the Exchange. Following the closing, the former holders of the Shamika Exchange Shares will beneficially own approximately 51% of the outstanding shares of our Common Stock and 100% of the total outstanding shares of Performing Preferred Shares.

At the Closing, the Shamika Exchange Shares, the Performing Preferred Shares and the Exchange Shares shall be held in escrow until MIG Mauritius has received all required production licenses in Cambodia to mine approximately 240 square kilometers for gold and ruby mineralization in mining exploration rights located in Samlaut, Cambodia, (the “Mining Rights”) and has commenced commercial production for a period of at least two months (the “Release Conditions”).  Following satisfactory proof of the Release Conditions, the Exchange Shares shall be released to the MIG Mauritius holders.  If the Release Condition have not been satisfied within six (6) months from the Closing, Shamika shall have the right to terminate the Agreement.

In addition, the Registrant agreed to provide the project financing, required for the realization of the exploration and exploitation projects related to: the 254km2 property in Samlaut District, Battambang and Pailin provinces, in the Kingdom of Cambodia; the 94km2 property in Kompovpur Village, Samlaut District, in Battambang province, Kingdom of Cambodia; and other projects contributed to the Registrant, subject to board approval.

On December 20, 2010, the Company entered into the Montclerg Property- Property Sale Agreement (the “Agreement”) with Lam Chan Tho (“Tho”).  Pursuant to the Agreement, the Company will acquire all of the interests in certain mineral claims owned by Tho in consideration for five million shares of the Company’s Common Stock, and payment of a royalty of two and one half percent of the net smelter returns, as further described in the Agreement.  This Agreement has not yet been finalized but is committed to close in 2011.

Loan Agreements

Dutch Gold Inc.

On November 16, 2010, Dutch Gold Resources, Inc. executed a Subscription Agreement to purchase up to $2,000,000 of units in the Company's private placement offering. To date, the Company received $100,000 in payments from Dutch Gold for 4 units comprising 83,334 common shares and 41,667 warrants of the Company’s common stock. The exercise of the Subscription Agreement with Dutch Gold resulted in the issuance of 333,336 Common Stock of the Company, par value $0.00001 per share.  The exercise of the Subscription Agreement with Dutch Gold resulted in the issuance of 166,668 Warrants of the Company’s Common Stock at the exercise price of $0.50 per share and expiring in three years.  All of the Warrants are subject to a mandatory exercise provision which will require Dutch Gold to exercise the Warrants provided that the average closing price of the Company’s Common Stock has been equal to or greater than $0.75 for ten consecutive trading days.

On January 13, 2011, as a result of a subscription agreement that was executed with Dutch Gold November 16, 2010, the Company received $50,000 in payments from Dutch Gold for 2 units comprising 83,334 common shares and 41,667 warrants of the Company’s common stock.  The exercise of the Subscription Agreement with Dutch Gold resulted in the issuance of 166,668 Common Stock of the Company, par value $0.00001 per share.  The exercise of the Subscription Agreement with Dutch Gold resulted in the issuance of 83,334 Warrants of the Company’s Common Stock at the exercise price of $0.50 per share and expiring in three years.  All of the Warrants are subject to a mandatory exercise provision which will require Dutch Gold to exercise the Warrants provided that the average closing price of the Company’s Common Stock has been equal to or greater than $0.75 for ten consecutive trading days.

Asher Enterprises Inc.

On December 14, 2010, the Company issued a Secured Convertible Note in the amount of $78,500 to Asher Enterprises Inc. due 9 months after issuance and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable and the minimum amount due is 150% times (outstanding principal + unpaid interest).  Asher can request payment in shares.

On January 3, 2011, the Company issued a Secured Convertible Note in the amount of $50,000 to Asher Enterprises Inc. due September 3, 2011 and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time from January 3, 2011 and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable and the minimum amount due in default is 150% x (outstanding principal + unpaid interest).

On March 3, 2011,  the Company issued a Secured Convertible Note in the amount of $53,000 to Asher Enterprises Inc. due 9 months after issuance and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable and the minimum amount due is 150% x (outstanding principal + unpaid interest).  Asher can request payment in shares.

War Chest Capital Multi-Strategy Fund LLC.

On March 2, 2011 the Company issued a Secured Convertible Note in the amount of $102,500 to War Chest Capital Multi-Strategy Fund LLC., due September 2, 2011 and bearing interest at the rate of 9.875% per annum.  The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The lender has the option to convert the outstanding principal and interest of this Note into fully-paid and non-assessable shares of the Company’s Common Stock at a 30% discount to the Fair Market Value but not to exceed $0.75 per share.  In the event of default, the Note is immediately payable.  In the event of default, additional interest will accrue at the rate equal to the lesser of (i) 15% per annum in addition to the Interest Rate or (ii) the highest rate permitted by law, per annum until all outstanding principal, interest and fees are repaid in full.

DESCRIPTION OF S2G’S BUSINESS

General Overview of Business

S2G is engaged in the business of acquiring and exploring gold and mineral properties with proven and probable reserves principally located in Cambodia and Canada, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

On April 2, 2010, the Company acquired production exploration permits located in the Democratic Republic of Congo for the sum of $500,000. On April 6, 2011 the Company assigned all rights and interests in the assets and liabilities of Shamika Gold Mining SPRL to a related company, Shamika Congo Kahele SPRL.

On February 23, 2011, S2G acquired 85% of the outstanding equity of MIG International Mining Group, a company organized under the laws of the Republic of Mauritius, in exchange for 57,000,000 newly issued shares of Shamika common stock, par value $0.00001 per share.

On December 20, 2010, the Company entered into an agreement to acquire a 100% interest in certain mineral claims, located in Woburn Township, Quebec hereinafter referred to as the Montclerg Property.  Pursuant to the Agreement, the Company will acquire all of the interests in certain mineral claims owned by Tho in consideration for five million shares of shares of the Company’s Common Stock, par value $0.00001 per share, and payment of a royalty of two and one half percent of the net smelter returns, as further described in the Agreement.  This Agreement has not yet been finalized but is committed to close in 2011.

Description of S2G’s Properties

Description of Samplout, Cambodia

The Samplout project comprises a project of approximately 140 sq miles in the Samplout/Samlaut area of Western Cambodia. The land is adjacent to Cambodia’s well known Pailin district, which is a proven producer of rubies. A Survey Report by Terra Insight Services suggests that the property has potential for 9,000 kilograms of rubies and 1.5 million ounces of gold. Shamika’s business plan envisages the initiation of gold and ruby alluvial production in the second half of 2011, the completion of a 43-101 Report and a program of further exploration in accordance with the recommendations.

A NI 43-101, Independent Third-Party Evaluation, will be prepared in 2011. The reader is warned that a NI 43-101 study is a Canadian report, and is not compliant with U.S. SEC regulations.  The report and earlier reports not compliant with current SEC regulations used terms such as “ore”, "measured," "indicated," and "inferred" "resources," which current SEC regulations strictly forbid.  An effort has been made to remove such words from this document.

Description of Montclerg

This project is situated on lands close to the town of St-Augustin de Woburn in an area known as the Eastern Townships, which is approximately 200 kilometres east of Montreal. The property consists of 23 mineral claims having an area of 17.5 square kilometres. Preliminary surveys have found traces of gold on the property and it is recommended that we undertake additional investigation to localize and determine the extent of the source. Our business plan calls for the completion of a 43-101 report and a program of further exploration based on the recommendations.

Mineralization:

Samplout Project

The project comprises an area of approximately 140 sq miles in the Samplout/Samlaut area of Western Cambodia. The land is adjacent to Cambodia’s well known Pailin district, which is a proven producer of rubies. A Survey Report by Terra Insight Services suggests that the property has potential for 9,000 kilograms of rubies and 1.5 million ounces of gold. Terra Insights Services states that in close proximity to the north and west of the license area, there are known deposits of sapphires and rubies in the province of Trat (Thailand) and Battambang (Cambodia). The most known of such deposit is Pailin: it is the main source of sapphires in Cambodia. The field is characterized by alluvial and eluvial placers that were formed during the destruction of basaltic lavas. The geologic framework is the result of a long and repeated history of sedimentation, volcanism, igneous intrusion, metamorphism, and mountain building. These processes formed ancient and recent mountain chains, folded rocks, and broad sedimentary basins throughout the region. Nonfuel mineral deposits are associated with specific geologic rock types and tectonic settings, and therefore the extensive geologic history of Asia and Pacific region has been conducive to the formation of many kinds of large and abundant mineral deposits. The geologic setting in the Asia and Pacific regions is consistent with the discovery of a number of new, important mineral belts, which may contain potential for the occurrence of undiscovered deposits. In addition, the presence of known mineral deposits suggests that well-known belts also may be areas of new discoveries.

Montclerg Property

This project is situated on lands close to the town of St-Augustin de Woburn in an area known as the Eastern Townships, which is approximately 200 kilometres east of Montreal. The property consists of 23 mineral claims having an area of 17.5 square kilometres.

Preliminary surveys have found traces of gold on the property and it is recommended that we undertake additional investigation to localise and determine the extent of the source. Property brooks Arnold Morin is located about 200 km east of Montreal and 35 km south of Lake Township Megantic in Woburn, about 15 km south of the village of St-Augustin de Woburn (maps 1: 50 000 sheets 21 th / 21 th and 2 / 7). Canada border - the U.S. is located near the eastern boundaries of the property. The property covers a total area of approximately 1750 hectares divided into a block of 41 contiguous lots. Property is situated in the southern Quebec Appalachians, either in the region of the Megantic. Property sector includes, among other things, the massive Lake Chains and granite Devinien Lake to spiders. The formation of the Arnold River, part of the Chain Lakes massif, is regarded as a scale of Grenville. The rock formation is stuck in a thrust fault against the mixing unit Cambro-Ordovician. It consists of a mixture of meta-crystalline gray sandstone, more or less dark grained ranging from fine to medium. We also find granitic gneisses and quartzo-feldspathic granulites (Cheve, 1978). The thickness of this formation may reach several kilometers in the southern part of Quebec.1

An inspection of the Morin placer occurred on November 3 and 4, 2010. Two pannings were done in favorable places for gold deposition. Two gold nuggets were found in the second panning. The SM analysis suggests that the gold is coming from a regolith. This hypothesis is possible since the river valley is perpendicular to the main glacial flow in a similar way as Gilbert River and Mining brook, where gold-bearing placers are known. The valley is of SW-NE orientation. It is this orientation (perpendicular to the main glacial flow) that preserved the pre-Johnville sediments at Mining brook and at Gilbert River.

_______________________
1 Prospect Report, Projet Ruisseau-Morin, par Bertrand Brassard, Géologue, M. Sc., January 1994

Projected Costs for Plan of Mining Operations

Our business plan calls for significant expenses in connection with the mining plans for development of production on the properties.  Until funding becomes available, the plan cannot be implemented.

We do not have sufficient funds to conduct the 2011 work phases of acquiring production permits in Cambodia and the Company will require additional financing in order to complete the exploration work.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Cambodia, Canada. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, well safety and other matters. Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations. The Company has had no material costs related to compliance and/or permits, and anticipates no material costs in the next year.

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

Employees

As of December 31, 2010, the Company had no full time employees. The Company anticipates that it will be conducting most of its business through agreements with consultants and third parties.

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

We have no operating history and have not proved that we can operate successfully. We face all of the risks inherent in a new business.  From our inception on January 13, 2010 to the end of the period ended December 31, 2010, we have not earned any revenue. The exploration for commercially exploitable mineral deposits or reserves, as well as general, legal, accounting and administrative expenses associated with our reporting requirements with the SEC, is expected to require from us total expenditures over the next twelve months in an approximate amount of $5,000,000. We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve-month period. We will require additional financing for our operational expenses, and further exploration work for commercially exploitable mineral deposits or reserves. We are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have arrangements for additional funds. Your investments in our common stock must therefore be regarded as the placing of funds at a high risk in a recently formed company with all the unforeseen costs, expenses, problems, and difficulties to which such companies without proven record are subject to.

We have had losses since our inception. We expect losses to continue in the future and there is a risk we may never become profitable.

We have incurred losses of $388,261 during the year ended December 31, 2010.  In addition, during that period, we have a net working capital deficiency of $230,916 at December 31, 2010. We expect to continue to incur significant operating expenses as we maintain our current exploration programs.  Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, of which there can be no assurance, you may experience significant additional dilution.

We have no operating history. There can be no assurance that we will be successful in growing our gold and other mineral exploration activities.

We have no history of operations. As a result, there can be no assurance that we will be successful in our acquisition and exploration of gold and mineral properties activities. Our success to date in entering into ventures to acquire mineral properties is not indicative that we will be successful in entering into any further ventures. Any potential for future growth in our mineral exploration activities will place additional demands on our executive officers, and any increased scope of our operations will present challenges due to our current limited management resources. Our future performance will depend upon our management and their ability to locate and negotiate additional exploration opportunities in which we are solely involved or participate in as a joint venture partner. There can be no assurance that we will be successful in our efforts. Our inability to locate additional opportunities, to hire additional management and other personnel, or to enhance our management systems, could have a material adverse effect on our results of operations. There can be no assurance that our operations will be profitable.

If we do not obtain additional financing, our business will fail.

We need to obtain additional financing in order to pursue our business plan. We currently do not have any operations and we have no income. We do not have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

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

Our management believes that long-term profitability and growth will depend on its ability to:

  ▪ Develop the reputation of S2G as a successful mining property acquisition and exploration company;

  ▪ Successfully identify and exploit mining opportunities;

  ▪ Develop viable strategic alliances; and

  ▪ Maintain sufficient volume of successful new mining opportunities.

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

We will need to increase the size of our organization, and may experience difficulties in managing growth.

We are a small company with no employees as of December 31, 2010. We hope to experience a period of expansion in employees, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We require additional working capital in order to achieve commercial production at the Samplout Property.

The company has no current operating funds to complete the intended plan of mining operations for the Samplout Property.  The Company does not have sufficient funds on hand for the unpaid amounts of our estimated costs related to maintaining the minimum annual payment obligations associated with the maintenance of the Samplout Property as discussed in this Current Report and our estimated administrative costs for 12 months from the date of this Current Report. Therefore, we will need to obtain additional financing in order to complete our business plan. As of December 31, 2010, the Company had no cash. The Company has no income from operations.

Our business plan calls for significant expenses in connection with the continued evaluation and development to production of the Samplout Property. The Company does not have sufficient funds to conduct the initial mine development work on the property.  The Company will require additional financing in order to complete remaining phases of mine development and production capacity. The Company will also require additional financing if the costs of the mine development for the Samplout Property are greater than anticipated.

Our proposed exploration plan is dependent on additional financing.  After obtaining funding to conduct exploration and development, at the completion of each phase of our operating plan we will evaluate the results and make a determination to proceed to the next phase of mine development and its associated estimated cost.  The results of each phase of work will allow us to update our geological information on the properties and will be used to base our decision to proceed to the next phase of mine evaluation and development.

Each subsequent phase of mine development will require additional funds beyond the Company’s current cash resources. The Company will need to obtain additional financing from the sale of its securities to fund these operational expenditures and future administrative costs. Our administrative costs will be dependent upon the time frame undertaken to complete the remaining phases of our plan of mining operations. We do not have funding in our current operating funds sufficient to cover our administrative costs for the period of one year from the date of this Current Report, which are estimated to be $5,000,000.  To the extent we need more than one year to complete the remaining exploration or our administrative costs are higher than estimated, we will require additional financing to cover administrative costs.

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

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be advances from related parties and joint venture or sale of a partial interests in the properties to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

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

RISKS RELATED TO OUR COMMON STOCK

There is only a limited trading market for our common stock.

Our common stock is quoted on the Over the Counter Bulletin Board quotation service. Our shareholders may not be able to use their shares for collateral or loans and may not be able to liquidate at a suitable price in the event of an emergency. In addition, our shareholders may not be able to resell their shares at or above the price they paid for them or may not be able to sell the shares at all. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the securities, the ability of holders of the securities to sell their securities, or the prices at which holders may be able to sell their securities.

The shares of common stock eligible for future sale could negatively affect the market price of our common stock.

The Company has approximately a total of 112,600,006 shares of Common Stock issued and outstanding.   If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in the Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

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

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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

Principal Executive Offices

We currently hold an arrangement to rent our main office which is located at 1350 Broadway, New York, New York 10018.

Minerals Properties

For a further description of our properties, see Item 1 “Description of Business”

ITEM 3.	LEGAL PROCEEDINGS

We are not aware of any material, existing or pending legal proceedings nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of its directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information.

Quotations for our common stock are reported on the OTC Bulletin Board under the symbol "SHMX."  The following table sets forth the range of high and low bid price information for the common stock for each fiscal quarter for the past two fiscal years.  High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions:

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal Year 2010 (March 26, 2010 - December 31, 2010)
Firs First quarter (March 26, 2010 - March 31, 2010) *	$1.50	$1.00
Sec Second quarter (April 1, 2010 - June 30, 2010)	$1.00	$0.50
Third quarter (July 1, 2010 - September 30, 2010)	$0.50	$0.25
Four Fourth quarter (October 1, 2010 - December 31, 2010)	$0.25	$0.53

  * For the period indicated, quotation of the Company’s common stock commenced on March 26, 2010.

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

(b) Numbers of Shareholders

The approximate number of holders of our Common Stock as of April 15, 2011 was 72.

(c) Dividends

Since inception of Shamika 2 Gold, we have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

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

(d) Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

As of the end of our fiscal year ended December 31, 2010, we had no incentive stock option plans.

Long-Term Incentive Plans Awards in Last Fiscal Year

None.

Recent Sales of Unregistered Securities

During 2010 Fiscal Year

On January 6, 2010, Aultra USA entered into an Asset Purchase Agreement with Dutch Gold, Inc.  Pursuant to the Agreement, Dutch Gold acquired all of Aultra USA's assets. As consideration for these assets, the Dutch Gold issued 9,614,667 shares of its common stock, par value $0.001 per share, to the Aultra USA shareholders.  In accordance with the transaction, Dutch Gold  acquired substantially all of the assets related to Aultra USA's gold and mineral business, including inventory, accounts receivable, certain supply and distribution and other vendor contracts, good will and other various assets and intangibles. The parties made customary representations, warranties and indemnities that are typical and consistent for a transaction of this size and scope.

On March 26, 2010, Aultra USA entered into an Agreement and Plan of Share Exchange with Shamika Gold Inc., a Canada Corporation (“Shamika”), and certain shareholders of Shamika (the “Shamika Holders”).  Pursuant to the Agreement, Aultra acquired all of the outstanding shares from the Shamika Holders in exchange for an aggregate of 25,500,000 shares of Aultra’s Common Stock (the “Exchange”) As a result of the Exchange, Shamika became a wholly-owned subsidiary of the Registrant and the Registrant adopted the business plan of Shamika Gold, Inc.

On December 20, 2010, the Company entered into the Montclerg Property- Property Sale Agreement (the “Agreement”) with Lam Chan Tho (“Tho”).  Pursuant to the Agreement, the Company will acquire all of the interests in certain mineral claims owned by Tho in consideration for five million shares of shares of the Company’s Common Stock, and payment of a royalty of two and one half percent of the net smelter returns, as further described in the Agreement.  This Agreement has not yet been finalized but is committed to close in 2011.

On December 14, 2010, the Company entered into an Agreement with Asher Enterprises, Inc. (“Securities Agreement”) whereby the Registrant issued an 8% convertible promissory note in an aggregate amount of $78,500.00 convertible into shares of the Company’s Common Stock.  The agreement contains customary representations, warranties and covenants of the Company and investors for like transactions.

On December 17, 2010, the Company entered into an Agreement and Plan of Securities Exchange (the “Agreement”) with the representatives of a company to be organized under the laws of the Republic of Mauritius (“Newco”), The Millennium Mining Trust, a New York trust comprised of certain intended shareholders of and contributors to Newco (the “Newco Common Holders”), and The Millennium International Group, PLC, a public limited company organized under the laws of the Kingdom of Cambodia (“Millennium”, and collectively with the Newco Common Holders, the “Newco Holders”).  Pursuant to the Agreement, the Company acquired 85% of the outstanding equity of Newco (i) in exchange for 32,000,000 newly issued shares of its restricted common stock, par value $0.00001 per share (“Shamika Exchange Shares”) to be issued to the Newco Holders; and (ii) Newco Shares from Millennium, solely in exchange for an aggregate for 25,000,000 Shamika Exchange Shares and 500,000 shares of Shamika’s Series B Performing Preferred Stock, par value $0.00001 per share (the “Performing Preferred Shares”), which entitles Millennium, among other things, to receive a dividend equal to forty-five percent (45%) of the net operating profit, after taxes of Millennium’s mining project operations in Samlaut, Cambodia (the “Performing Preferred Shares”, collectively with the Exchange Shares, the “Exchange Shares”). As a result of the Exchange, Newco will became a wholly-owned subsidiary of the Company.  The Company shares were issued to the Newco Holders on a pro rata basis, on the basis of the shares held by such Newco Holders at the time of the Exchange.

Subsequent to January 1, 2011

On January 19, 2011, as a result of a subscription agreement that was executed with El Oro on Ltd. November 16, 2010, the Company received $75,000 in payments from El Oro Ltd. for 3 Units resulting in the issuance of 250,008 Common Stock of the Company, par value $0.00001 per share and 125,004 Warrants of the Company’s Common Stock at the exercise price of $0.30 per share.

On February 25, 2011 the Company entered into a Securities Exchange Agreement with MIG International Mining Group, a company organized under the laws of the Republic of Mauritius (“Cambodia Project”).  Upon Closing the Company will acquire 85% of the outstanding equity of MIG International Mining Group in exchange for an aggregate 57,000,000 newly issued common shares of the Company, par value $0.00001 per share and five hundred thousand (500,000) shares of the Company’s Series B Performing Preferred Stock, par value $0.00001 per share (the “Performing Preferred Shares”), which entitles the holder, to receive a dividend equal to forty-five percent (45%) of the net operating profit, after taxes.  This Cambodia project consists of an area of approximately 140 sq miles in the Samplout/Samlaut area of Western Cambodia. The land is adjacent to Cambodia’s Pailin district, which is a producer of rubies.  Following the closing, the holders of the newly issued shares will beneficially own approximately 51% of the outstanding shares of the Company’s Common Stock and 100% of the total outstanding shares of Performing Preferred Shares.  The Performing Preferred Shares and the Exchange Shares shall be held in escrow until MIG Mauritius has received all required production licenses in Cambodia to mine approximately 240 square kilometers for gold and ruby mineralization in mining exploration rights located in Samlaut, Cambodia, (the “Mining Rights”) and has commenced commercial production for a period of at least two months (the “Release Conditions”).  Following satisfactory proof of the Release Conditions, the Exchange Shares shall be released to the MIG Mauritius holders.  If the Release Condition have not been satisfied within six (6) months from the Closing, Shamika shall have the right to terminate the Agreement.  In addition, Shamika agreed to provide the project financing, required for the realization of the exploration and exploitation projects related to: the 254km2 property in Samlaut District, Battambang and Pailin provinces, in the Kingdom of Cambodia; the 94km2 property in Kompovpur Village, Samlaut District, in Battambang province, Kingdom of Cambodia; and other projects contributed to the Registrant, subject to board approval.

On March 2, 2011 the Company issued a Secured Convertible Note in the amount of $102,500 to War Chest Capital Multi-Strategy Fund LLC., due September 2, 2011 and bearing interest at the rate of 9.875% per annum.  The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The lender has the option to convert the outstanding principal and interest of this Note into fully-paid and non-assessable shares of the Company’s Common Stock at a 30% discount to the Fair Market Value but not to exceed $0.75 per share.  In the event of default, the Note is immediately payable.  In the event of default, additional interest will accrue at the rate equal to the lesser of (i) 15% per annum in addition to the Interest Rate or (ii) the highest rate permitted by law, per annum until all outstanding principal, interest and fees are repaid in full.

On March 3, 2011 the Company issued a Secured Convertible Note in the amount of $53,000 to Asher Enterprises Inc. due November 3, 2011 and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time from March 3, 2011 and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable.  The minimum amount due in default is 150% x (outstanding principal + unpaid interest).

On March 17, 2011 the Company executed a Convertible Note in the amount of $50,000 in favor of Coventry Enterprises LLC.  Pursuant to the terms of the Note, the Company is required to issue the Holder 50,000 common shares, par value $0.00001 per share.  The Conversion Price per share of Common Stock shall be the lower of $.30 or thirty five percent (35%) of the average of the three lowest prices, as defined, of the Company’s Common Stock for the fifteen trading days preceding a Conversion Date.

On April 14, 2011, the Company's Board of Directors authorized the issuance of an aggregate of 4,800,000 shares of  Common Stock to its founders.  The market price on April 14, 2011 was $0.26 per share, so the value of this share grant was $1,248,000.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company, or executive officers of the Company, and transfer was restricted by Company, in accordance with the requirements of the Securities Act of 1933, as amended. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

When we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have reasonable basis. However, our forward-looking statements are subjects to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to: currency fluctuations; geological and metallurgical assumptions; minerals assumptions, processes and facilities; labor relations; timing of receipt of necessary governmental permits or approvals; domestic and foreign laws or regulations, particularly relating to the environment and mining; domestic and international economic and political conditions: our ability to obtain or maintain necessary financing; other risks and hazards associated with mining exploration and development. More detailed information regarding these risk factors is included in this filing under Risk Factors, and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

Plan of Operation

We do not have sufficient funds to conduct work phases of further drilling and assaying, and completion of the mine plan on the properties.

Shamika 2 Gold’s goals and objective for the current year will be adjusted according to the availability of funds and changing market conditions.  Management has identified several work programs for its Samplout and Montclerg properties. Management’s goal is to raise at least $5,000,000 to move these properties forward.  As additional funds become available, management plans to continue to advance its current properties.  Management’s goal is to perform additional evaluation and exploration with a view to possibly obtaining an operating partner on the Cambodia project to allow the Company to achieve production on the Samplout property.  Management estimates that the initial cost to pursue this course of action to be approximately $5,000,000.   Management has had and will continue to have discussions both for acquisitions and financing with the goal that both the properties and financing can be arranged in a coordinated time frame.  Management’s focus in these efforts is to enhance shareholder value and create a base of operations from which future expansion and growth can occur.

Much of the past year has been spent on organization activities including  obtaining trading status on the OTC as well as a number of changes at the management and director level of the Company.  While the effects from some of the changes continue, we believe that our reorganizational efforts have been successful and a stronger and more experience management team is in the process of being created, which will lay the foundation of our future growth.

Samplout Project

Shamika 2 Gold’s Samplout project in place in Cambodia is scheduled for development as funding, which is not yet available, allows. Samplout covers an area of approximately 100 sq. km of gold and ruby mineralization.  The estimated primary gold resources are estimated to be 1,500,000 ounces with a recovery rate of 60% and estimated ruby gem weight of 9,000 kg with a recovery rate of 60%.  The Company is planning financing between $5,000,000 to $10,000,000 that will be used to obtain a production licence, build the basic infrastructure and bring one or more operating partners to effect exploitation using dredging equipment and another using heavy equipment.  These operating partners will be regional operators with extensive experience in these types of production.  The Company intends on conducting a NI-43-101 and develop a drilling program to establish and confirm the resources.

Cost and revenue assumptions—Samplout

The focus of our initial operating plan is aimed at the exploitation of a gold and ruby bearing zone in Battambang and Pailin Provinces in the Kingdom of Cambodia. As soon as funding permits, S2G plans to complete an NI-43-10 and will establish a drilling program of nearby known target areas of gold and ruby mineralization with a view to beginning production in the near future.

Until we realize production from the Samplout Property we will not generate significant revenues and may not be successful. Once we are able to start, if we can’t generate sufficient revenues to continue operations, we will be forced to suspend or cease operations.

No Operating History- Need for Additional Capital

There is no historical information about us upon which to base an evaluation of our performance. We are at an exploration stage operation and have had no revenues. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise. We must raise approximately $5 to $10 million in planned equity financing over the next two years in order to carry-out our Plan of Operations as discussed further above.

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations.

Results of Operations for the Period from Inception through December 31, 2010

We have earned no revenues from Shamika 2 Gold’s inception on January 13, 2010 to December 31, 2010. We do not anticipate earning revenues unless we enter into commercial production on the Samplout Property, which will not happen for the foreseeable future.  We have only commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $284,762 and a loss from discontinued operations of $103,499 for fiscal 2010.  These operating expenses were comprised of organizational costs of $86,750 legal and professional fees of $118,827 and various general and administrative expenses of $34,591 as well as management fees paid to related companies of $40,000.  We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

General and Administrative Expenses

General and administrative expense consisted of accounting and professional fees and other general expenses. General and administrative expenses for the fiscal year ended December 31, 2010 were $34,591.

Net loss for the fiscal year ended to December 31, 2010 was a loss of $388,261.

Liquidity and Capital Resources

Currently, we do not maintain a any cash accounts. Our expenses were paid  and cash was provided through a management agreement with a related party.

At December 31, 2010, our cash was $-0- and we had currently liabilities of $738,913. Since our inception on January 13, 2010, to the end of the period ended December 31, 2010, we have incurred losses of $388,261. We attribute our net loss to having no revenues to offset our operating expenses.

We have no cash flow from operations and do not have cash and or equivalents to meet our core operational requirements for the next 12 months, but we will also be required to raise additional working capital to fund our Plan of Mining Operations of approximately $5 to $10 Million in planned equity financing over the next two years in order to carry-out the Plan of Operations as discussed further above.

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

Future Plans

Shamika 2 Gold’s goals and objective for the current year will be adjusted according to the availability of funds and changing market conditions.  Management has identified several work programs for its Samplout and Montclerg properties. Management’s goal is to raise at least $5,000,000 to move these properties forward.  As additional funds become available, management plans to continue to advance its current properties.  Management’s goal is to perform additional evaluation and exploration with a view to possibly obtaining an operating partner on the Cambodia project to allow the Company to achieve production on the Samplout property.  Management estimates that the initial cost to pursue this course of action to be approximately $5,000,000.   Management has had and will continue to have discussions both for acquisitions and financing with the goal that both the properties and financing can be arranged in a coordinated time frame.  Management’s focus in these efforts is to enhance shareholder value and create a base of operations from which future expansion and growth can occur.

GOING CONCERN

In connection with their audit report on our consolidated financial statements as of December 31, 2010, Hancock Askew & Co., LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to generate revenues and raise capital.

We have explored, and continue to explore, all avenues possible to raise the funds required. We have no revenue-producing activity. We also need capital to fund overhead and administrative costs as well as transaction expenses.  We have met our operating costs to date through the equity and debt financing from our shareholders and other investors; however, there can be no assurance that our shareholders and other investors will be able or willing to make additional investments in the future to fund continued operations.

The Company requires further funding to continue to develop its mines and fund corporate overhead.  Although we believe that there is a reasonable basis that we will successfully raise the needed funds, we cannot provide assurance that sufficient capital to sustain operations can be met. Moreover, the Company cannot provide assurance that it will maintain a level of profitability sufficient to meet operating expenses and corporate overhead.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates, judgments, and assumptions creates a level of uncertainty with respect to reported or disclosed amounts in our consolidated financial statements or accompanying notes. On an on-going basis, management evaluates its estimates, judgments, and assumptions, including those that management considers critical to the accurate presentation and disclosure of our consolidated financial statements and accompanying notes. Management bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that management believes are reasonable under the circumstances. Because of the inherent uncertainty in using estimates, judgments, and assumptions, actual results may differ from these estimates.
Our significant accounting policies are described in Note 1 to the accompanying consolidated financial statements. We believe the following assumptions and estimates are the most critical to understanding and evaluating our reported financial results.

Management has reviewed these critical accounting estimates and related disclosures with our Board of Directors.

Mineral Properties, Mineral Claim Payments and Exploration Expenses

The Company expenses all costs related to the acquisition, maintenance and exploration of the unproven mineral properties to which it has secured exploration rights. If and when proven and probable reserves are determined for a property and a feasibility study is completed, then subsequent development costs of the property are capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. To date, excluding the mineral properties acquired in the Aultra Gold, Inc. asset acquisition, the Company has not established the commercial feasibility of its exploration prospects, therefore all costs have been expensed.

The Company assesses the carrying costs for impairment under ASC 930 Extractive Activities – Mining (ASC 930) annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. If a change were to occur in any of the above-mentioned factors or estimates as it relates to capitalized assets, the likelihood of a material change in our reported results may occur.

Convertible Instruments

The Company reviews the terms of convertible debt and equity instruments to determine whether there are conversion features or embedded derivative instruments including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion options that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue free standing warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. In addition, certain conversion features are recognized as beneficial conversion features to the extent the conversion price as defined in the convertible note is less than the closing stock price on the issuance of the convertible notes. A change the market price of our common stock would result in a change in the number of shares that would be issued based on the conversion features of the related convertible notes.

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures ASC 820, Improving Disclosures about Fair Value Measurements: In January 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance intended to improve disclosures related to fair value measurements. This guidance requires significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed separately along with the reasons for the transfers. Additionally, in the reconciliation for the fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales, issuances and settlements must be presented separately (cannot net as one number). This guidance also provides clarification for existing disclosures on (i) level of disaggregation and (ii) inputs and valuation techniques. In addition, this guidance includes conforming amendments for employers’ disclosure of postretirement benefit plan assets. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are required for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material impact on the Company’s consolidated results of operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Information required by Item 8 appears after the signature page of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

1.           Previous Independent Registered Public Accounting Firm.

A.  On March 25, 2011, the Board of Directors of the Registrant dismissed its independent registered public accounting firm, Gruber & Company, LLC (“Gruber”).

B.  The report of Gruber on the predecessor company Aultra for the year ending December 31, 2009 and December 31, 2008 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

C.  The decision to change accountants was approved by the Registrant's Board of directors on March 25, 2011, and on such date Hancock Askew & Co, LLP (“Hancock”) was engaged as the Registrant's new independent registered public accountants. The Registrant did not consult Hancock regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event in connection with its report on the Registrant’s financial statements.

D.  During the Registrant's two most recent fiscal years and the subsequent interim period through the date of dismissal, there were no disagreements with Gruber on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Gruber, would have caused it to make reference to the matter in connection with its reports. There were no "reportable events" in connection with its report on the Registrant’s financial statements.

E.   The Registrant has made the contents of its Form 8-K available to Gruber and requested it to furnish a letter to the Commission as to whether Gruber agrees or disagrees with, or wishes to clarify the Registrant's expression of their views. The Registrant will amend this Current Report to include such letter as Exhibit 16.1.

2.           New Independent Registered Public Accounting Firm.

The Registrant has engaged Hancock as its new independent certified public accounting firm to audit the Registrant’s financial statements December 31, 2010. During the two most recent years or any subsequent interim period prior to engaging Hancock, the Registrant did not consult such firm on any of the matters regarding either (i) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Registrant’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K, or a reportable event as that term is used in Item 304(a)(1)(v) of Item 304 of Regulation S-K.

ITEM 9A (T).	CONTROLS AND PROCEDURES

Since its appointment, the President of Shamika 2 Gold, Inc. acts both as our chief executive officer and principal accounting officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. As of December 31, 2010, we conducted an evaluation, under the supervision, and with the participation of management, Robert Vivian, acting as our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the fiscal period ending December 31, 2010 our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and principal accounting officer in a manner that allowed for timely decisions regarding required disclosure.

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

As of December 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

•	-We lack sufficient trained personnel with experience in accounting and financial reporting functions due to the size of our Company and our lack of financial resources to pay such personnel; and

•	-We do not have a sufficient number of employees to adequately segregate accounting duties to provide for sufficient internal controls.

Management also believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

The Company does not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated.  In particular there is not a segregation of access to cash and the ability to authorize and record transactions.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended December 31, 2010, there were no changes in our internal controls over financial reporting that we believe could materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC.

ITEM 9B.	OTHER INFORMATION

On January 13, 2010, Shamika Gold Mining SPRL, a subsidiary, was contributed as initial capital to the Company.  During 2010 the Company spent resources on permits to develop the Congo claims: the Lubutu project consists in 72 mining blocks controlled, covering 61 km2 located on lands in Lubutu, Pting the province of Maniema. This location is in the heart of the Kibara Metallogenic Belt approximately 300 kilometers northwest of Lake Kivu.  The Poko project consists in an exploration permit located on lands in the Kilo-Moto Greenstone belt area in Congo’s Eastern region covering an area of 120 mining blocks and 101 km2. During the fourth quarter the Company reallocated its resources to find other projects and to focus efforts on the Cambodia project (see note 10), ceased expenditures and further, the Company decided to abandon its efforts on the Congo properties.  There was no activity on the Congo properties subsequent to year-end.  On April 6, 2011 the Company assigned all rights and interests in the assets and liabilities of Shamika Gold Mining SPRL to a related company, Shamika Congo Kahele SPRL.  The Company has no continuing involvement in Shamika Gold Mining SPRL.  As a result of the decision to abandon the Congo projects prior to the issuance of financial statements, the Company has accounted for the subsidiary disposal as discontinued operations as of December 31, 2010.

On April 14, 2011, the Company's Board of Directors authorized the issuance of an aggregate of 4,800,000 shares of  Common Stock to its founders.  The market price on April 14, 2011 was $0.26 per share, so the value of this share grant was $1,248,000.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table sets forth information regarding our directors and executive officers as of April 15, 2011, who are our directors and executive officers:

Name	Age	Position
Robert Vivian (1)	57	President, Chief Executive Officer and Director
Terence Orstlan	61	Director

Christophe Eibl	31	Director(1)
FredericClement de la Forge	46	Director, Chief Operating Officer (2)
Elizabeth Nantel	47	Secretary(3)

(1)	On March 17, 2011, Christophe Eibl were elected to the Company’s Board of Directors.
(2)	On December 13, 2010, Mr. de la Forge was elected to the Company’s Board of Directors and appointed Chief Operating Officer.
(3)	On. March 21, 2011, Anthony Keough resigned as the Registrant’s Secretary. On March 28, 2011, Elizabeth Nantel was appointed as his replacement as Secretary.

Set forth below is a biographical description of each director and senior executive officer of the Company based on information supplied by each of them.

Robert Vivian, President and CEO

After a successful career with Montreal Trust (Investment, Commercial and Industrial Division) and as an entrepreneur, Mr. Vivian founded Shamika Resources Inc. in 2006 to capitalize on his extensive relationships in Asia and Africa. He has a broad knowledge of, and hands-on experience with, the identification and development of natural resource opportunities. Shamika2Gold, Inc. (SHMX) is Shamika Resources’ first spin-off. The company is currently developing 2 gold projects in Cambodia and Canada.

Frédéric Clément de la Forge, Chief Operations Officer, Country Manager

Mr. De La Forge is responsible for the initial implementation of Shamika's mining operations in Cambodia. Mr. Clement de La Forge held the position of Country Manager in Africa and Asia for world class Oil & Gas, Mining and Engineering Companies; Addax, Rio Tinto, Philips. His extensive international development experience lead him to be involved in the negotiation of governmental joint ventures, one in Angola with Sonangol and the other in Nigeria with NNPC. His managerial operational experience has been on petroleum upstream and downstream and developing mine sites.

Terence Ortslan, Director

Mr. Ortslan is the managing director of TSO and Associates, a firm focusing on independent mining, metals and fertilizer research. Terence S. Ortslan has been an investor in the mining industry since the 1970s. He has been a member of many boards; most notably he chaired the submissions of Minerals Industry Analyst Group to the Mineral Industry Task Force and has been in dialogue with various bodies about the quality and direction of industry and mining research.

Christoph Eibl, Director

Mr. Eibl is a chief executive officer of Tiberius Asset Management AG, a private investment management company managing approximately 2.7 billion USD, based in Zug, Switzerland. Since 2005 he has been head of the company’s commodity trading and sales marketing division. Prior to joining Tiberius Asset Management, Mr. Eibl was the vice president for the trading division at Dresdner-Kleinwort-Wasserstein where he was responsible for trading precious metals and commodities. He started his career at Baden-Wurttembergische Bank AG in 2000 where he was the propriety trader as well as being responsible for the establishment of the company’s commodity trading division.

Elizabeth Nantel, Secretary

Mrs. Nantel is a Corporate Finance, Securities and Transaction Lawyer with over twenty years of experience in business transactions, reorganizations, real estate, and mergers and acquisition. Mrs. Nantel has been a member of the Quebec Bar for 20 years. She was a Partner of Miller Thomson LLP since March 2006. She was the co-founding partner of Charette Nantel Attorneys LLP, a corporate finance and securities law firm located in Montreal, Quebec, Canada. Prior thereto, she began her career at Stikeman Elliott LLP and also worked as in-house legal counsel for major companies.  She teaches Transaction Law in several foreign exchange Masters in Business Law and North American Law Study programs jointly organized by the Faculty of Law, Université de Montréal, the China University of Political Science and Law, Beijing, Université Panthéon Sorbonne Paris I, Université Lumière Lyon 2, Facultés Universitaires Notre-Dame de la Paix (Brussels). She is also responsible for the mandatory continuing education at the Faculty of Law, Université de Montréal in partnership with the Quebec Bar.

Board Committees:

At this time, the board has no committees, including an audit, nominating or compensation committee.

Family Relationships

There are no family relationships among any of our officers or other directors

Compliance With Section 16(A) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act, as of December 31, 2010:

Name & Relationship	Number of Late Reports	Transactions not Timely Reported	Known Failure to File a Required Form
Robert Vivian	None	None	None
Terence Orstlan	None	None	None

Code of Ethics

As of the date of this Annual Report, the Company has not adopted a Code of Ethics (the “Code of Ethics”) applicable to the Company’s principal executive, financial and accounting officer or persons performing similar functions.

ITEM 11:	EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of Company’s chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2010. None of the Company’s officers received compensation in excess of $100,000 during any of the year ended December 31, 2010.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Robert Vivian CEO, President and Director	2010	__	__	__	__	__	__	__	__

With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment, none of the named executive received any other compensation, perquisites or personal benefits in excess of $10,000.

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2010.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Robert Vivian, Director and Chief Executive Officer	—	—	$—	—	—	—	—	—

Frederic Clement de la Forge, Chief Operating Officer	—	—	$—	—	—	—	—	—

During our fiscal year ended December 31, 2010, we had no incentive stock option plan.

Employment and Consultancy Agreements

The Company has not entered into any employment agreement with any of its other officers or directors.

Director Compensation

The following table sets forth with respect to each named director, compensation information inclusive of equity awards and payments made in the fiscal year ended December 31, 2010.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g) (3)	Total ($) (h)
Robert Vivian (1)	--	--	--	--	--	--	--
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

The following table sets forth certain information, as of April 15, 2011 with respect to the beneficial ownership of the Company's outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)		Percentage of Common Stock (1)
Shamika Resources Inc. (3)	35,126,745		31%
Robert Vivian (4)	12,114,418		11%
Terrance Orstlan (5)	2,676,471		2.3%
Christopher Eibl	0		0%
Frederic Clement de la Forge	200,000		0%
Elizabeth Nantel	0		0%
All officers and directors as a group (5 persons)	14,990,889	(4)	13.31%

(1)
Applicable percentage ownership is based on 112,600,006 shares of common stock outstanding as of April 15, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of April 15, 2011 for each stockholder Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 15, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The address for this beneficial shareholder is 1980 Sherbrooke Street West, Montreal, Quebec, Canada H3H 1E8
(3)	The shares listed for Shamika Resources Inc. are .49% beneficially owned by Robert Vivian.
(4)	Does not include 24,564,980 shares owned by Shamika Resources, Inc. over which Robert Vivian owns voting and dispositive control.
(5)	Includes 1,676,471 shares owned by TSO Associates, Inc., over which Terrance Orstlan owns voting and dispositive control.

Equity Compensation Plan Information

As of the end of our fiscal year ended December 31, 2010, we had no incentive stock option plan.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Board Determination of Independence

Our board of directors has determined that Mr. Richard Crofts is “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).  Under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of the Company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the Company’s outside auditor. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants billed the following fees for the services indicated:	Fiscal year-ended
December 31, 2010
Audit fees	$3,000
Audit-related fees	0
Tax fees	0
All other fees	15,600

Audit fees consist of fees paid to Gruber & Co, our prior auditor during 2010 related to professional services rendered in connection with the audit of our annual financial statements.  No fees are noted for our current auditor, Hancock Askew, since they were retained in 2011.

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

2.1
Share Exchange Agreement, dated January 22, 2007, entered into by and among Aultra Gold, Inc. (fka New World Entertainment Corp.), Aultra Gold, Inc. (Canada), Strategic Minerals Inc. and the shareholders of Aultra Gold, Inc. (Canada) signatories thereto., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on February 28, 2007.

2.2
Stock Purchase Agreement, dated December 31, 2009,  by and among Dutch Gold Resources, Inc., Rauno Perttu, Strategic Minerals Inc., and Aultra Gold Capital, Inc., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on January 12, 2010.

2.3
Agreement and Plan of Share Exchange, dated March 2010,  by and among Aultra Gold, Inc., Nevada corporation, Shamika Gold Inc., a Canada corporation, and certain shareholders of Shamika Gold Inc., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on April 2, 2010.

2.4
Agreement and Plan of Share Exchange, December 17, 2010,  by and among the Company, the representatives of a company to be organized under the laws of the Republic of Mauritius, The Millennium Mining Trust, and The Millennium International Group, PLC., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on December 23, 2010.

2.5
First Amendment to the Agreement and Plan of Share Exchange, Feb 18, 2011, by and among Shamika 2 Gold, Inc., MIG International Mining Group, Mauritius and Millennium International Group, LLC, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on March 4, 2010.

3.1	Articles of Incorporation of Katie Gold Corp., incorporated herein by reference to the Company’s Registration Statement filed with the SEC on SB-2 on July 21, 2005.
3.2	Bylaws of Katie Gold Corp., incorporated herein by reference to the Company’s Registration Statement filed with the SEC on SB-2 on July 21, 2005.
3.3
 Certificate of Amendment filed with the Secretary of State of Nevada to change the Company's name from Morningstar Industrial Holdings Corp. to New World Entertainment Corp., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on April 11, 2006.

3.4
Articles of Merger of filed on April 26, 2006 with the Nevada Secretary of State of Morningstar  Industrial  Holdings Corp (“Morning”). and NewWorld Entertainment, Corp. with Morningstar as survivor, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on May 5, 2006.

34
3.5
Certificate of Amendment filed with the Secretary of State of Nevada to change the Company's name from New World Entertainment Corp. to Aultra Gold, Inc., effective as of January 18, 2007, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on February 28, 2007.

3.6	Certificate of Change, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on April 2, 2010.

4
 $78,500.000 8% Convertible Promissory Note, dated December 14, 2010, payable to Asher Enterprises, Inc.,  incorporated herein by reference to the Company’s Form 8-K filed with the SEC on December 22, 2010.

10.1
Property Option Agreement, dated  February 22, 2005, by and between Larry Sosdad and Katie Gold Corp., incorporated herein by reference to the Company’s Registration Statement filed with the SEC on SB-2 on July 21, 2005.

10.2
Letter of Intent, dated April 6, 2006, between the Morningstar  Industrial  Holdings Corp. and Liverpoole Inc.,  incorporated herein by reference to the Company’s Form 8-K filed with the SEC on April 11, 2006.

10.3
Arrangement  dated April 6, 2006 between World Mobile Network Corp. and  Morningstar Industrial Holdings Corp., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on April 11, 2006.

10.4
Registration Rights Agreement, dated January 22, 2007, by and among Aultra Gold, Inc. (fka New World Entertainment Corp.), Aultra Gold, Inc. (Canada), Strategic Minerals Inc. and the shareholders of Aultra Gold, Inc. (Canada) signatories thereto, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on February 28, 2007.

10.5
Settlement and Release Agreement, dated December 8, 2006, by and among Aultra Gold, Inc. (fka New World Entertainment Corp.), World Mobile Network Corp. and Liverpoole, Inc., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on February 28, 2007

10.6	Rauno Perttu Executive Employment Agreement, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on February 28, 2007.
10.7	Frederic Clement de la Forge Executive Employment Agreement.
10.8
Termination Letter (relating to the Agent, Consulting and Financial Public Relations Agreement ) from the Company to the Princeton Research, Inc., as Consultant, dated June 25, 2007, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on September 9, 2007.

10.9
Mining Lease Agreement, dated May 31, 2006,  by and between Aultra Gold, Inc. (Canada) and Strategic Minerals Inc., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on February 28, 2007.

10.10+	2003 Incentive Stock Option Plan, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on February 28, 2007.
10.11+	2008 Incentive Stock Plan, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on May 21, 2008.
10.12
Investor Relations Agreement, dated May 23, 2008, by and between the Company with Midwest Stock Consulting, LLC, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on May 23, 2008.

10.13	Termination of 2006 Employment Contract, dated May 22, 2008, with Mr. Perttu, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on May 27, 2008.
10.14	Rauno Perttu Executive Employment Agreement ,dated May 22, 2008, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on May 27, 2008.
10.15
Asset Purchase Agreement, dated December 31, 2009, by and among the Company., Dutch Gold Resources, Inc. and DGRI AGDI Acquisition Corporation, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on January 12, 2010.

10.16	Mining Lease Agreement, dated June 1, 2007, by and between the Company and W.R. Hansen, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on June 8, 2007.
10.17
Montclerg Property- Property Sale Agreement, dated December 2010, by and between the Company and Lam Chan Tho, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on December 22, 2010 and January 3, 2010.

10.18
Securities Purchase Agreement, dated December 14, 2010, by and between the Company and Ascher Enterprises, Inc., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on December 22, 2010.

21.1	List of Subsidiaries. *

31.1	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.
+ Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SHAMIKA 2 GOLD, INC.

Dated: April 15, 2011	By:	/s/ Robert Vivian
Name: Robert Vivian
Title: Chairman, President and Chief Executive Officer and Interim Financial Officer (Principal Executive, Accounting and Financial Officer)

/s/ Terrance Orstlan
Terrance Orstlan, Director

/s/ Fredric Clément de la Forge
Fredric Clément de la Forge, Director

Shamika 2 Gold, Inc.
An Exploration Stage Company

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Shamika 2 Gold, Inc.

We have audited the accompanying consolidated balance sheet of Shamika 2 Gold, Inc. as of December 31, 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period from inception (January 13, 2010) to December 31, 2010. Shamika 2 Gold, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shamika 2 Gold, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the period from inception (January 13, 2010) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Shamika 2 Gold, Inc. will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has limited liquidity and has incurred a loss from operations and other conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Hancock Askew & Company, LLC

Savannah, Georgia
April 15, 2011

Shamika 2 Gold Inc.
An Exploration Stage Company
Consolidated Balance Sheet
As of December 31, 2010

A S S E T S
Current Assets
Deferred financing costs	$7,995
Assets of discontinued operations (note 4)	500,002

Total Assets	$507,997

L I A B I L I T I E S A N D S T O C K H O L D E R S' D E F I C I T
Current Liabilities
Accounts payable	$200,551
Accounts payable to related party (note 5)	9,613
Liabilities of discontinued operations (note 4)	503,499
Convertible note payable, net of debt discount of $53,526	24,974
Accrued Interest	276

Total Liabilities	738,913

Commitments and Contingencies (note 9)

S T O C K H O L D E R S' D E F I C I T
Preferred stock, $0.00001 par value 10,000,000 authorized: none issued or outstanding
Common stock, $0.00001 par value, 300,000,000 shares authorized: 50,333,336 shares issued and outstanding	503
Additional paid-in capital	156,842
Deficit accumulated during exploration stage	(388,261)

Total Stockholders' Deficit	(230,916)
Total Liabilities and Stockholders' Deficit	$507,997

See notes to financial statements

Shamika 2 Gold Inc.
An Exploration Stage Company
Consolidated Statement of Operations
From Inception (January 13, 2010) to December 31, 2010

R E V E N U E	$-

Operational Expenses
Organizational costs	86,750
Legal and professional fees	118,827
Management fee – related party (note 5)	40,000
Exploration costs	8,550
Other operational expenses	26,041

Operating Loss	280,168

Other Expenses
Interest expense	4,594
Loss from continuing operations before income taxes	284,762

Provision for Income taxes	-

Net loss from continuing operations	284,762

Loss from discontinued operations (note 4)	103,499

Net loss	$388,261

Loss per share from continuing operations - basic and diluted	$0.01
Loss per share from discontinued operations - basic and diluted	$0.00

Loss per share	$0.01

Weighted Average Number of Shares Outstanding	50,083,334

See notes to financial statements

Shamika 2 Gold Inc.
An Exploration Stage Company
Consolidated Statement of Cash Flows
From Inception (January 13, 2010) to December 31, 2010

Operating activities
Net Loss	$(388,261)

Adjustments to reconcile net loss to cash used by operating activities

Amortization of deferred financing costs	999
Amortization of debt discount	3,319
Loss from discontinued operations	103,499

Changes in:
Deferred financing costs	(8,995)
Accrued interest	276
Accounts payable	200,551
Accounts payable related party	88,612

Net cash used in operating activities of continuing operations	-

Net cash used in operating activities of discontinued operations	-
Total change in cash for period	$-
Supplemental cash flow information

Non-cash investing transactions:
Mining permits acquired in exchange for note payable	500,002

Non-cash financing transactions:
Common stock issued, proceeds received by related party for reduction of related party payable	100,000
Payment on note payable in exchange for related party payable	(41,000)
Payments on related party payable in exchange for proceeds from convertible note	78,500

$637,502

See notes to financial statements

Shamika 2 Gold Inc.
An Exploration Stage Company
Consolidated Statement of Stockholders’ Deficit
From Inception (January 13, 2010) to December 31, 2010

	SGI Common Stock		Common Stock
						Deficit Accumulated
	Shares	Dollars at Par ($.0001)	Shares	Dollars at Par ($.00001)	Additional Paid-In-Capital	During Exploration Stage	Stockholders' Deficit

Shares issued at inception, January 13, 2010
(par value $0.0001)	13,235,305	$1,323		$-	$-	$-	$1,323

Cancellation of SGI shares due to reverse
merger with Aultra Gold, Inc.	(13,235,305)	(1,323)					(1,323)

Recapitalization due to reverse merger with
Aultra Gold, Inc. (par value $0.00001)			50,000,000	500			500

Common shares issued			333,336	3	99,997		100,000

Beneficial conversion feature of debt instrument					56,845		56,845

Net loss				-		(388,261)	(388,261)

Balances 12/31/10	-	$-	50,333,336	$503	$156,842	$(388,261)	$(230,916)

See notes to financial statements

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Consolidated Financial Statements
December 31, 2010

1.      Nature of Operations

a)  Organization and Change of Business

Aultra Gold Inc. (" Aultra"), was incorporated under the laws of the State of Nevada on January 26, 2005 and was primarily engaged in the acquisition and exploration of mining properties until April 2006.  On April 26, 2006, there was a change in management and direction and Aultra engaged in the acquisition and licensing of online gaming technologies. In 2008 and 2009, Aultra changed strategy to focus on exploration and mining and had acquired interests in certain mining properties in Nevada, Oregon, and Montana.

On January 6, 2010, pursuant to a Stock Purchase Agreement, Dutch Gold Resources, Inc. (“Dutch Gold”) acquired 6.4 million shares of Aultra common stock which was a 67% controlling interest of Aultra for a purchase price of one million newly-issued shares of Dutch Gold’s common stock.  On January 6, 2010, Aultra entered into an Asset Purchase Agreement (the “Agreement”) with Dutch Gold to be effective as of December 31, 2009 in which Aultra sold substantially all of its assets to Dutch Gold. As consideration for these assets, Dutch Gold issued 9,614,667 shares of its common stock, par value $0.001 per share, to the Aultra shareholders. In accordance with the transaction, Dutch Gold acquired substantially all of the assets related to Aultra’s gold and mineral business, including inventory, accounts receivable, certain supply and distribution and other vendor contracts, good will and other various assets and intangibles.

On January 13, 2010, Aultra entered into an Agreement and Plan of Share Exchange (the “Exchange”) with Shamika Gold Inc. ("SGI") and the shareholders of SGI pursuant to which Aultra acquired all of the outstanding shares of SGI. For accounting purposes, this is a reverse acquisition with SGI the accounting acquirer of Aultra.  For legal purposes Aultra issued shares to the SGI shareholders followed by a merger and recapitalization of Aultra whereby SGI shares were cancelled and Aultra is the surviving entity.

SGI is a Canadian private corporation created by Articles of incorporation on January 13, 2010.  SGI primary business activity consists of mining property acquisition, mineral exploration and development.

As a result of the transaction, 50 million shares were outstanding with 25.5 million (approximately 51%)  held by the SGI shareholders, 23.5 million issued to settle liabilities and obligations of Aultra and approximately 1 million held by the former Aultra shareholders.

Upon consummation of the Exchange, the business plan of SGI was adopted and Aultra changed its name to Shamika 2 Gold, Inc. (the “Company”).

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Consolidated Financial Statements
December 31, 2010

1.      Nature of Operations-continued

b)  Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred a net loss of $388,261 for the period from January 13, 2010 (inception) to December 31, 2010.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	Significant Accounting Policies

a)      Basis of Accounting

These consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and include our accounts and the accounts of our majority-owned controlled subsidiary. As the Company has not generated any revenues from is principal intended activity of mining operations,  the Company is considered to be in the exploration stage. The Company currently operates in one reportable segment. Summarized below are those policies considered particularly significant to the Company.

b)      Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues earned and expenses incurred during the period.  Actual results could differ from those estimates.

c)      Financial Instruments and Financial Risk

The Company’s financial instruments consists of cash, prepaid expenses, accounts payable and accrued liabilities, the fair values of which approximate their carrying amounts due to the short-term nature of these instruments.  The fair value of the Company’s debt instruments are calculated based upon the availability of debt instruments with similar terms, rates, privileges and credit quality.

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Consolidated Financial Statements
December 31, 2010

2.	Significant Accounting Policies-continued

d)      Cash and Concentrations

Financial instruments, which could potentially subject the Company to credit risk, consist primarily of cash. Cash is managed for the Company by a related party, Shamika Resources Inc.  The Company is at risk of loss to the extent that the related party does not uphold its obligations to the Company.

The Company’s operations are all related to the minerals and mining industry. A reduction in mineral prices, political unrest in the countries in which the Company operates or other disturbances in the minerals market could have an adverse effect on the Company’s operations.

e)         Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of December 31, 2010 is not needed.

f)       Per Share Data

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants and convertible notes.

The Company has excluded all common equivalent shares outstanding for warrants and convertible notes from the calculation of diluted net loss per share because all such securities are anti-dilutive for the periods presented. As of December 31, 2010, 166,668 warrants had been issued which represent potential shares which may be issued resulting from the provisions of convertible notes and approximately 210,000 common shares that may be issued upon the conversion of convertible notes.

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Consolidated Financial Statements
December 31, 2010

2.	Significant Accounting Policies-continued

g)      Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC 740 also requires that uncertain tax positions are evaluated in a two-step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority would be recognized.

h)           Revenue Recognition

The Company plans to recognize revenue from the sale of product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collection is reasonably assured. The price to be received is based upon terms of a sales contract. The Company has not generated revenue activity for the periods presented in the consolidated financial statements.

i)           Stock Based Compensation

The Company has adopted ASC 718, Stock Compensation, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. The Company has not issued any stock based compensation awards in 2010.

The Company may periodically issue stock for payment of certain professional fees and these stock issuances are expensed based on the market value of the stock on the date granted. The Company expenses these professional fees at the time of stock issuance as the stock issuance date approximates the date the services are performed.  No such issuances were made in 2010.

j)       Asset Retirement Obligation

The Company follows ASC 410-20, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Consolidated Financial Statements
December 31, 2010

j)       Asset Retirement Obligation - continued

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no mining projects in production as of December 31, 2010, and the asset retirement obligations are usually created as part of the production process. Accordingly, at December 31, 2010, the Company had no asset retirement obligations.

k)           Mineral Properties, Mineral Claim Payments and Exploration Expenses

The Company expenses all costs related to the acquisition, maintenance and exploration of the unproven mineral properties to which it has secured exploration rights. If and when proven and probable reserves are determined for a property and a feasibility study is completed, then subsequent development costs of the property are capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. To date, excluding the mineral properties in the Democratic Republic of Congo which were discontinued subsequent to year end (see note 4), the Company has not established the commercial feasibility of its exploration prospects, therefore all costs have been expensed. The costs related to acquisition, maintenance and exploration were not material for the years presented in the consolidated statement of operations.

The Company assesses the carrying costs for impairment under ASC 930 Extractive Activities – Mining (ASC 930) annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Consolidated Financial Statements
December 31, 2010

l)           Convertible Instruments

The Company reviews the terms of convertible debt and equity instruments to determine whether there are conversion features or embedded derivative instruments including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion options that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue free standing warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. When convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for separately, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount. When the Company issues debt securities, which bear interest at rates that are lower than market rates, the Company recognizes a discount, which is offset against the carrying value of the debt. Such discount from the face value of the debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income.

In addition, certain conversion features are recognized as beneficial conversion features to the extent the conversion price as defined in the convertible note is less than the closing stock price on the issuance of the convertible notes.

Fees incurred in the placement of the convertible notes are deferred and recognized over the life of the debt agreement as an adjustment to interest expense using the interest method.

m)	Recent Accounting Pronouncements

Fair Value Measurements and Disclosures ASC 820, Improving Disclosures about Fair Value Measurements: In January 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance intended to improve disclosures related to fair value measurements. This guidance requires significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed separately along with the reasons for the transfers. Additionally, in the reconciliation for the fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales, issuances and settlements must be presented separately (cannot net as one number). This guidance also provides clarification for existing disclosures on (i) level of disaggregation and (ii) inputs and valuation techniques. In addition, this guidance includes conforming amendments for employers’ disclosure of postretirement benefit plan assets. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are required for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material impact on the Company’s consolidated results of operations or financial position.

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Consolidated Financial Statements
December 31, 2010

3.  Business Acquisitions

Prior to the reverse acquisition discussed herein, Aultra Gold Inc. was an exploration and mining company with certain claims and permits and limited operational activity.

Pursuant to a Stock Purchase Agreement, on January 6, 2010 Dutch Gold Resources Inc. (Dutch Gold) acquired 6,442,500 shares of Aultra which comprised a 67% controlling interest in Aultra after giving effect to a 1 for 10 reverse stock split completed by Aultra just prior to the transaction.  Dutch Gold issued one million shares of Dutch Gold’s common stock with a fair value at date of closing of $135,000 as consideration for the purchase.

On January 6, 2010, Dutch Gold also entered into an Asset Purchase Agreement with Aultra pursuant to which, Dutch Gold acquired all of Aultra’s assets which at the time consisted of mining property rights to several parcels in Montana, Nevada and Oregon. As consideration for these assets, Dutch Gold issued 9,614,667 shares of Dutch Gold common stock, par value $0.001 per share, to Aultra's shareholders at a total value of $1,297,980.

As a result of the January 6, 2010 transactions with Dutch Gold,  Aultra was 67% owed by Dutch Gold, and was a publically traded company with no assets, approximately $900,000 in carry over liabilities and no means of generating any future revenues.

On March 26, 2010, Aultra Gold, Inc. entered into an Agreement and Plan of Share Exchange with SGI.  Pursuant to the agreement Aultra Gold, Inc. acquired all of the outstanding SGI shares from the SGI shareholders in exchange for an aggregate of 25,500,000 newly issued shares of Aultra’s common stock, par value $0.00001 per share resulting in, SGI and its 99.9% owned subsidiary Shamika Gold Mining Sprl., a Congolese limited partnership became subsidiaries of Aultra.  Aultra shares were issued to the SGI shareholders on a pro rata basis, on the basis of the shares held by such SGI shareholders at the time of the transaction.  In addition, Aultra issued 23,547,067 shares of its common stock to various former Aultra Shareholders to satisfy certain liabilities at the time of the transaction in the amount of $301,000 and of this amount Dutch Gold receiving 4,950,000 shares.  Upon completion of the transaction, there were 50,000,000 shares of Aultra outstanding including 952,933 shares retained by the former Aultra shareholders.

This transaction represents a reverse acquisition with SGI being the acquirer. The business purpose of this transaction was for SGI to be a publically traded company and have access to capital markets in the United States.

As Aultra had no operations subsequent to the Asset Purchase Agreement noted above, issuing shares that would result in SGI having a controlling interest allowed Aultra shareholders an exit strategy or way to get value.

As a result of the acquisition by SGI, Dutch Gold assumed the remaining Aultra liabilities of $616,154 which represents amounts owed to Ron Perttu at the time of the transaction.

At the effective time of the acquisition, Aultra’s board of directors and officers was reconstituted by the resignation of: Rauno Perttu from his role as President, Secretary and director, Daniel Hollis from his role as Chief Financial Officer and director, and the appointment of Robert Vivian as President and Chief Executive Officer and Terence Orstlan as Secretary and Director. Therefore, subsequent to the acquisition, Dutch Gold no longer has a controlling interest in Aultra.

Subsequent to the transaction, Aultra changed its name to Shamika 2 Gold, Inc and adopted the business plan of the Company.

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Consolidated Financial Statements
December 31, 2010

4.	Discontinued Operations

On January 13, 2010, Shamika Gold Mining SPRL, a subsidiary was contributed as initial capital to the Company.  During 2010 the Company spent resources on permits to develop the Congo claims: the Lubutu project consists in 72 mining blocks controlled, covering 61 km2 located on lands in Lubutu, Pting the province of Maniema. This location is in the heart of the Kibara Metallogenic Belt approximately 300 kilometers northwest of Lake Kivu.  The Poko project consists in an exploration permit located on lands in the Kilo-Moto Greenstone belt area in Congo’s Eastern region covering an area of 120 mining blocks and 101 km2

During the fourth quarter the Company reallocated its resources to find other projects and to focus efforts on the Cambodia project (see note 10), ceased expenditures and further, the Company decided to abandon its efforts on the Congo properties.  There was no activity on the Congo properties subsequent to year-end.  On April 6, 2011 the Company assigned all rights and interests in the assets and liabilities of Shamika Gold Mining SPRL to a related company, Shamika Congo Kahele SPRL.  The Company has no continuing involvement in Shamika Gold Mining SPRL.  As a result of the decision to abandon the Congo projects prior to the issuance of financial statements, the Company has accounted for the subsidiary disposal as discontinued operations as of December 31, 2010.  The value of the identifiable assets and liabilities of Shamika Gold Mining SPRL was as follows:

Assets
Mining rights and licences	$500,002
Liabilities
Note payable	459,000
Accounts payable – related party	44,499
503,499
Net liabilities of discontinued operations	$3,497

The following table shows the results of operations of the disposal subsidiary for the period:
Revenues	$-

Permits & Licences	52,549
Other administrative costs	50,950
Net Loss	$103,499

No tax benefits were recorded on results of discontinued operations as realization of such does not meet recognition criteria.

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Consolidated Financial Statements
December 31, 2010

5.	Related Party Balances and Transactions

Management Fees to Related Party

The Company operates under a management agreement with a related party Shamika Resources, Inc, which is controlled by the Company's CEO, Robert Vivian.  The Company has no employees or office expenses as such are provided by Shamika Resources Inc. through the management agreement.  During 2010 the agreement was informal and $40,000 was paid to Shamika Resources, Inc. under the agreement.  The Company does not maintain any cash or bank accounts but relies upon advances from and payables to Shamika Resources, Inc, under the management agreement, which holds any cash the company has raised as a result of debt or equity issuances and makes payments for services on the Company's behalf.

Related party payables are recorded at their cost, are non-interest bearing, unsecured and have no specific terms for repayment.

As at December 31, 2010, the Company owes Shamika Resources Inc., a major shareholder and a company with directors in common, $9,613.
6.	Share Capital

During 2010, the Company sold capital units (Units) using a subscription agreement.  Each Unit consisted of 83,334 shares of common stock and 41,667 warrants.  The warrants have a three year expiration.  The warrants also are subject to a mandatory exercise provision which will require the holder of the warrants to exercise the warrants when the average closing price of the Company’s Common Stock has been equal to or greater than $0.75 for ten consecutive trading days.

As a result of a subscription agreement that was executed with Dutch Gold on November 16, 2010, the Company received $100,000 in payments from Dutch Gold for 4 units.  The Company issueed 333,336 Common Stock of the Company, par value $0.00001 per share and166,668 warrants with a $0.50 exercise strike price.

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Consolidated Financial Statements
December 31, 2010

7.       Income Taxes

The Company had net operating loss carry-forwards available to offset future taxable income approximating $388,000 as of December 31, 2010. Such operating losses expire in 2030.

The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. The deferred tax asset, which is fully reserved by a valuation allowance, approximates $130,000 as of December 31, 2010. There are no other material deferred tax positions recorded by the Company.

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the period ending December 31, 2010 as follows:

2010
Total expense (benefit) computed by:

Applying the U.S. Federal statutory rate	(34.00)%

Valuation allowance	34.00%

Effective tax rate (benefit)	-

We do not have an accrual for uncertain tax positions as of December 31, 2010. If interest and penalties were to be assessed, we would charge interest to Interest Expense, and penalties to Other Operational Expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Consolidated Financial Statements
December 31, 2010

8.           Convertible Note

The Company had a convertible promissory note outstanding at December 31, 2010 in the amount of $78,500.  The note bears interest at the rate of 8% per annum and matures September 16, 2011. The Company has the option to repay the note at a premium or to pay all outstanding principal and interest at maturity.  If not repaid prior to or upon maturity, the note will automatically convert into common shares. Under the convertibility terms of the convertible promissory note, the principal, plus accrued interest can be converted at any time or upon maturity, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.  The note contains a beneficial conversion feature which allows the holder of the note to convert the note into common shares of the Company at a price less than fair market value at date of conversion.  The Company has computed and recorded a $56,845 value for the beneficial conversion feature pertaining to the convertible note.  This amount is recorded as a discount to the principal amount of the note and is amortized to interest expense utilizing the straight-line method over the term of the related note as the results are not materially different from those which would result from the interest method.  As of December 31, 2010, $53,526 in unamortized discount remained associated with the beneficial conversion feature.  The effective interest rate on the debt for 2010 approximates 89%.  During 2010, the Company recognized interest expense on the agreement of $4,594 which was comprised o $276 in contractual interest, $3,319 in amortization of the debt discount and $999 in amortization of the deferred financing costs.

9.           Commitments

On December 20, 2010, the Company entered into the Montclerg Property- Property Sale Agreement (the “Agreement”) with Lam Chan Tho (“Tho”).  Pursuant to the Agreement, the Company will acquire all of the interests in certain mineral claims owned by Tho in consideration for five million shares of shares of the Company’s Common Stock, and payment of a royalty of two and one half percent of the net smelter returns, as further described in the Agreement.  This Agreement has not yet been finalized but is committed to close in 2011.

10.           Subsequent Events

On January 3, 2011, the Company issued a Secured Convertible Note in the amount of $50,000 to Asher Enterprises Inc. due September 3, 2011 and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time from January 3, 2011 and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable.  The minimum amount due in default is 150% x (outstanding principal + unpaid interest).

On January 13, 2011, as a result of a subscription agreement that was executed with Dutch Gold on November 16, 2010, the Company received $50,000 in payments from Dutch Gold for 2 Units resulting in the issuance of 166,672 Common Stock of the Company, par value $0.00001 per share and 83,336 Warrants of the Company’s Common Stock with a $0.50 exercise strike price.

On January 19, 2011, as a result of a subscription agreement that was executed with El Oro on Ltd. November 16, 2010, the Company received $75,000 in payments from El Oro Ltd. for 3 Units resulting in the issuance of 250,008 Common Stock of the Company, par value $0.00001 per share and 125,004 Warrants of the Company’s Common Stock at the exercise price of $0.30 per share.

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Consolidated Financial Statements
December 31, 2010

10.           Subsequent Events - continued

On February 25, 2011 the Company entered into a Securities Exchange Agreement with MIG International Mining Group, a company organized under the laws of the Republic of Mauritius (“Cambodia Project”).  The Company acquired 85% of the outstanding equity of MIG International Mining Group in exchange for an aggregate 57,000,000 newly issued common shares of the Company, par value $0.00001 per share and five hundred thousand (500,000) shares of the Company’s Series B Performing Preferred Stock, par value $0.00001 per share (the “Performing Preferred Shares”), which entitles the holder, to receive a dividend equal to forty-five percent (45%) of the net operating profit, after taxes.  This Cambodia project consists of an area of approximately 140 sq miles in the Samplout/Samlaut area of Western Cambodia. The land is adjacent to Cambodia’s Pailin district, which is a producer of rubies.  Following the closing, the holders of the newly issued shares will beneficially own approximately 51% of the outstanding shares of the Company’s Common Stock and 100% of the total outstanding shares of Performing Preferred Shares.  The Performing Preferred Shares and the Exchange Shares shall be held in escrow until MIG Mauritius has received all required production licenses in Cambodia to mine approximately 240 square kilometers for gold and ruby mineralization in mining exploration rights located in Samlaut, Cambodia, (the “Mining Rights”) and has commenced commercial production for a period of at least two months (the “Release Conditions”).  Following satisfactory proof of the Release Conditions, the Exchange Shares shall be released to the MIG Mauritius holders.  If the Release Condition have not been satisfied within six (6) months from the Closing, Shamika shall have the right to terminate the Agreement.  In addition, Shamika agreed to provide the project financing, required for the realization of the exploration and exploitation projects related to: the 254km2 property in Samlaut District, Battambang and Pailin provinces, in the Kingdom of Cambodia; the 94km2 property in Kompovpur Village, Samlaut District, in Battambang province, Kingdom of Cambodia; and other projects contributed to the Registrant, subject to board approval.

On March 2, 2011 the Company issued a Secured Convertible Note in the amount of $102,500 to War Chest Capital Multi-Strategy Fund LLC., due September 2, 2011 and bearing interest at the rate of 9.875% per annum.  The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The lender has the option to convert the outstanding principal and interest of this Note into fully-paid and non-assessable shares of the Company’s Common Stock at a 30% discount to the Fair Market Value but not to exceed $0.75 per share.  In the event of default, the Note is immediately payable.  In the event of default, additional interest will accrue at the rate equal to the lesser of (i) 15% per annum in addition to the Interest Rate or (ii) the highest rate permitted by law, per annum until all outstanding principal, interest and fees are repaid in full.

On March 3, 2011 the Company issued a Secured Convertible Note in the amount of $53,000 to Asher Enterprises Inc. due December 3, 2011 and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time from March 3, 2011 and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable.  The minimum amount due in default is 150% x (outstanding principal + unpaid interest).

On March 17, 2011 the Company executed a Convertible Note in the amount of $50,000 in favor of Coventry Enterprises LLC.  Pursuant to the terms of the Note, the Company is required to issue the Holder 50,000 common shares, par value $0.00001 per share.  The Conversion Price per share of Common Stock shall be the lower of $.30 or thirty five percent (35%) of the average of the three lowest prices, as defined, of the Company’s Common Stock for the fifteen trading days preceding a Conversion Date.

On April 14, 2011, the Company's Board of Directors authorized the issuance of an aggregate of 4,800,000 shares of  Common Stock to its founders.  The market price on April 14, 2011 was $0.26 per share, so the value of this share grant was $1,248,000.