Form 10-Q/A
period 2010-03-31
SHAMIKA 2 GOLD, INC.
filed 2011-05-17
CIK 1330323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2010

March 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ________TO ________

Commission File Number: 333-126748

SHAMIKA 2 GOLD, INC.
(formerly known as Aultra Gold, Inc.)
(Exact name of small business issuer as specified in its charter)

Nevada	98-0448154
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1350 Broadway, 11th Floor
New York, New York 10018
 (Address of principal executive offices)
Issuer's telephone number (212) 216-8000

Aultra Gold Inc. 120 North 5th Street, Jacksonville, Oregon 97530
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 17, 2011, the Issuer had 50,800,006 shares of common stock issued and outstanding.

*The Registrant is amending this Form 10-Q for the quarterly period ending March 31, 2010 to restate its financial statements in order to give effect to the reverse acquisition of the Registrant by Shamika Gold Inc.

SHAMIKA 2 GOLD, INC.
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

As used in this Quarterly Report on Form 10-Q (the “Quarterly Report”), the terms "we", "us", "our", the “Company” and mean Shamika 2 Gold Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Shamika 2 Gold, Inc.
An Exploration Stage Company
Consolidated Balance Sheet
As of March 31, 2010

March 31
2010 (Unaudited and restated)

A S S E T S
Long term Assets
Permits	$2
-
-
Total Assets	$2

L I A B I L I T I E S A N D S T O C K H O L D E R S’ D E F I C I T

Current Liabilities
Accounts payable, notes payable and other accrued liabilities	$16,550
Due to Related Party	16,967
Total Liabilities	33,517

S TOCK H O L D E R S ’ D E F I C I T

Common stock, $0.001 par value, 500,000,000 shares authorized: 50,000,000 shares issued and outstanding	500
Accumulated deficit	(34,015)

Total stockholders’ Deficit	(33,515)
Total liabilities and stockholders’ deficit	$2

See notes to financial statements

Shamika 2 Gold, Inc.
An Exploration Stage Company
Consolidated Statement of Operations
From inception (January 13,2010) to March 31, 2010

From inception January 13, 2010 through March 31, 2010 (Unaudited and restated)

R E V E N U E	$-

Operating Expenses
Office and administrative	16,965
Legal and professional	16,550

Total operating expenses	33,515

Other Revenues and Expenses
Organization Expense	500
Net Loss	(34,015)

Loss per shares - basic and diluted	$0.00

Weighted Average Number of Shares Outstanding	50,000,000

See notes to financial statements

Shamika 2 Gold, Inc.
An Exploration Stage Company
Consolidated Statement of Cash Flows
From inception January 13, 2010 to March 31, 2010

	From Inception January 13, 2010 to March 31, 2010 (Unaudited and restated)

Cash flows from operating activities
Loss for the period	$(34,015)

Changes in:
Accounts payable and accrued liabilities	34,015
	-

Total change in cash for the period		$-

See notes to financial statements

Shamika 2 Gold, Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2010
(Unaudited and restated)

1.      Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year.

 The Company is restating its historical financial statements for the quarter ended March 31, 2010. The restatement and resulting revisions primarily relate to the accounting for the reverse acquisition of Aultra by Shamika as well as other processing errors which resulted in expenses not being properly recorded and the reclassification of the statement of operations to reflect expenses by function. Accordingly, the Company’s financial statements for the three months ended March 31, 2010 have been restated to correct for these errors and are included in the accompanying condensed consolidated financial statements.  For the three months ended March 31, 2010, these corrections in the aggregate reduced the Company’s previously reported net loss by $1,279,340 or $0.0256 per share. Note 7 provides the effect of the restatement on the March 31, 2010 condensed consolidated financial statements.

2.      Nature of Operations

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

Shamika 2 Gold, Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2010
(Unaudited and restated)

2.      Nature of Operations - continued

a) Organization and Change of Business - continued

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $34,015 for the period from January 13, 2010 (inception) to March 31, 2010.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Significant Accounting Policies

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

Shamika 2 Gold, Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2010
(Unaudited and restated)

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

e)         Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of March 31, 2010 is not needed.

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

 Shamika 2 Gold, Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2010
(Unaudited and restated)

3.	Significant Accounting Policies-continued

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

Shamika 2 Gold, Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2010
(Unaudited and restated)

3.	Significant Accounting Policies (continued)

j)            Asset Retirement Obligation

 The Company follows ASC 410-20, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.  ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no mining projects in production as of March 31, 2010, and the asset retirement obligations are usually created as part of the production process. Accordingly, at March 31, 2010, the Company had no asset retirement obligations.

k)           Mineral Properties, Mineral Claim Payments and Exploration Expenses

The Company expenses all costs related to the acquisition, maintenance and exploration of the unproven mineral properties to which it has secured exploration rights. If and when proven and probable reserves are determined for a property and a feasibility study is completed, then subsequent development costs of the property are capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore all costs have been expensed. The costs related to acquisition, maintenance and exploration were not material.

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

Shamika 2 Gold, Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2010
(Unaudited and restated)

3.	Significant Accounting Policies-continued

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

Fair Value Measurements and Disclosures ASC 820, Improving Disclosures about Fair Value Measurements: In January 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance intended to improve disclosures related to fair value measurements. This guidance requires significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed separately along with the reasons for the transfers. Additionally, in the reconciliation for the fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales, issuances and settlements must be presented separately (cannot net as one number). This guidance also provides clarification for existing disclosures on (i) level of disaggregation and (ii) inputs and valuation techniques. In addition, this guidance includes conforming amendments for employers’ disclosure of postretirement benefit plan assets. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are required for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

Shamika 2 Gold, Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2010
(Unaudited and restated)

4.	Business Acquisitions

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

Shamika 2 Gold, Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2010
(Unaudited and restated)

4.          Business Acquisitions - continued

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

5.          Per Share Data

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, convertible notes and convertible preferred stock.

The Company has excluded all common equivalent shares outstanding for warrants, convertible notes and convertible preferred stock to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of March 31, 2010, the Company had no warrants of convertible notes outstanding representing potential shares which may be issued.

6.          Related Party Balances and Transactions

Management Fees to Related Party

 The Company operates under a management agreement with a related party Shamika Resources, Inc, which is controlled by the Company's CEO, Robert Vivian.  The Company has no employees or office expenses as such are provided by Shamika Resources Inc. through the management agreement.  During the quarter ended March 31, 2010, the agreement was informal and no amounts were accrued or paid to Shamika Resources, Inc. under the agreement.  The Company does not maintain any cash or bank accounts but relies upon advances from and payables to Shamika Resources, Inc, under the management agreement, which holds any cash the company has raised as a result of debt or equity issuances and makes payments for services on the Company's behalf.

Related party payables are recorded at their cost, are non-interest bearing, unsecured and have no specific terms for repayment.

As at March 31, 2010, the Company owes related parties with directors in common, $16,967.

Shamika 2 Gold, Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2010
(Unaudited and restated)

7. Restatement of Financial Statements

The Company is restating its historical financial statements for the quarter ended March 31, 2010. The restatement and resulting revisions primarily relate to the accounting for the reverse acquisition of Aultra by Shamika as well as other processing errors which resulted in expenses not being properly recorded and the reclassification of the statement of operations to reflect expenses by function. Accordingly, the Company’s financial statements for the three months ended March 31, 2010 have been restated to correct for these errors and are included in the accompanying condensed consolidated financial statements.

The restatement effect on the condensed consolidated statement of operations for the quarter ended March 31, 2010 is reflected below.
	Quarter ended March 31, 2010
	as previously reported	Adjustments	As restated
R E V E N U E	$-	$-	$-
Operational Expenses
Organizational costs		500	500
Legal and professional fees		16,550	16,550
Consultants and Contractors	22,516	(22,516)	-
Office & administrative		16,965	16,965

Operating Loss	(22,516)	(11,499)	(34,015)

Other Expenses
Gain on Sale to Dutch Gold	1,267,841	(1,267,841)	-

Net Profit (Loss)	1,245,325	(1,279,340)	(34,015)
			G
Gain (Loss) per share basic and diluted	$0.02	$(0.02)	$(0.00)

Weighted Average Number of Shares Outstanding	73,073,334	50,000,000	50,000,000

Shamika 2 Gold, Inc.
An Exploration Stage Company
Notes to Financial Statements
March 31, 2010
(Unaudited and restated)

7. Restatement of Financial Statements - continued

The restatement effect on the condensed consolidated statement of cash flows for the quarter ended March 31, 2010 is reflected below.
	Quarter ended March 31, 2010
	as previously reported	Adjustments	As restated
Operating activities
Net Loss from continuing operations	$1,245,325	$(1,279,340)	$(34,015)

Changes in:
Accounts Receivable	(22,516)	22,516
Accounts payable		34,015	34,015
Non-Cash Impact of Sale of Dutch	(1,222,809)	1,222,809	-

Net cash used in operating activities	-	-	-
	-
Total change in cash for period	$-	$-	$-

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

General Overview of Business

S2G was engaged in the business of acquiring and exploring mining properties principally located in DRC with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

Employees

As of March 31, 2010, the Company had no full time employees. The Company anticipates that it will be conducting most of its business through agreements with consultants and third parties.

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

Expenses

The loss for the three months ended March 31, 2010 was $34,015.  Losses during the three months March 31, 2010 can be attributed to the restructuring of the business.

Liquidity and Capital Resources

At March 31, 2010, our cash was $0.  Since our inception on January 13, 2010, to the end of the period ended March 31, 2010, we have incurred losses of $34,015. We attribute our net loss to having no revenues to offset our operating expenses.

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

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the quarter ending March 31, 2010 our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and principal accounting officer in a manner that allowed for timely decisions regarding required disclosure.

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

•We lack sufficient trained personnel with experience in accounting and financial reporting functions due to the size of our Company and our lack of financial resources to pay such personnel; and

•We do not have a sufficient number of employees to adequately segregate accounting duties to provide for sufficient internal controls.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2010, there were no changes in our internal controls over financial reporting that we believe could materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC.

PART II - OTHER INFORMATION

ITEM 1.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 2.	LEGAL PROCEEDINGS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION.

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

May 17, 2011	/s/ Robert Vivian
Name: Robert Vivian
Title: President and Chief Executive Officer and Interim Financial Officer
(Principal Executive, Accounting and Financial Officer)