Form 10-Q/A
period 2010-06-30
SHAMIKA 2 GOLD, INC.
filed 2011-05-17
CIK 1330323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ________TO ________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 17, 2011, the Issuer had 50,800,006 shares of common stock issued and outstanding.

*The Registrant is amending this Form 10-Q for the quarterly period ending June 30, 2010 to restate its financial statements in order to give effect to the reverse acquisition of the Registrant by Shamika Gold Inc.

SHAMIKA 2 GOLD, INC.
FOR THE QUARTER ENDED JUNE 30, 2010
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Consolidated Financial Statements (unaudited and restated)
	Consolidated Balance Sheet at June 30, 2010 (unaudited and restated)	F-2
	Consolidated Statement of Operations for the three months ended June 30, 2010 and the period from inception January 13, 2010 through June 30, 2010 (unaudited and restated)	F-3
	Consolidated Statement of Cash Flows for the three months ended June 30, 2010 and the period from inception January 13, 2010 through June 30, 2010 (unaudited and restated)	F-4
	Notes to Financial Statements (unaudited and restated)	F-6-F-14

ITEM 2	Management’s Discussion and Analysis of Financial condition and Results of Operation	4

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	6

ITEM 4	Controls and Procedures	6

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	8

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

ITEM 3.	Defaults Upon Senior Securities	9

ITEM 4.	(Removed and Reserved)	9

ITEM 5.	Other Information	9

ITEM 6	Exhibits	9

	Signatures	10

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period from inception January 13, 2010 to June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

As used in this Quarterly Report on Form 10-Q (the “Quarterly Report”), the terms "we", "us", "our", the “Company” and mean Shamika 2 Gold Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Shamika 2 Gold Inc.
An Exploration Stage Company
Consolidated Balance Sheet
As of June 30, 2010
June 30,
2010
$ (unaudited and restated)
A S S E T S
Current Assets
Mining properties	500,002
Total Assets	$500,002

L I A B I L I T I E S A N D S T O C K H O L D E R S’ D E F I C I T

Current Liabilities
Accounts payable, notes payable and other accrued liabilities	$72,634
Accounts payable related parties (note 4)	87,691
Accounts payable mining properties (note 5)	459,000
Total Liabilities	$619,325

S TOCK H O L D E R S ’ E Q U I T Y

Common stock, $0.001 par value, 500,000,000 shares authorized: 50,000,000 shares issued and outstanding	$500
Accumulated deficit	(119,823)

Total stockholders’ deficit	(119,323)
Total liabilities and stockholders’ deficit	$500,002

See notes to financial statements

Shamika 2 Gold Inc.
An Exploration Stage Company
Consolidated Statement of Operations

	For the three months Ended June 30, 2010 (unaudited and restated)	From inception January 13, 2010 through June 30, 2010 (unaudited and restated)

R E V E N U E	$-	$-

Operating Expenses
Mining property expenditures	28,724	29,239
Office and administrative	26,660	30,160
Legal and professional	30,424	59,924
Total operating expenses	85,808	119,323

Loss from operations	85,808	119,323
Other Revenues and Expenses
Organization Expense	-	500

Loss for period	85,808	119,823

Loss per shares - basic and diluted	$0.00	$0.00

Weighted Average Number of Shares Outstanding	50,000,000	50,000,000

See notes to financial statements

Shamika 2 Gold Inc.
An Exploration Stage Company
Consolidated Statement of Cash Flows

From Inception January 13, 2010 to June 30, 2010 (unaudited and restated)

Cash flows from operating activities
Gain (Loss) for the period	$(119,823)

Changes in:
Accounts payable and accrued liabilities	119,823

Total change in cash for the period	$-

Non-Cash investing activities
Mining permits acquired in exchange for notes payable	$500,002

See notes to financial statements

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
June 30, 2010
(unaudited and restated)

1.      Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the period from inception January 13, 2010 to June 30, 2010 are not necessarily indicative of the results expected for the full year.

 The Company is restating its historical financial statements for the quarter ended June 30, 2010. The restatement and resulting revisions primarily relate to the accounting for the reverse acquisition of Aultra by Shamika as well as other processing errors which resulted in expenses not being properly recorded and the reclassification of the statement of operations to reflect expenses by function. Accordingly, the Company’s financial statements for the three months ended June 30, 2010 have been restated to correct for these errors and are included in the accompanying condensed consolidated financial statements.  For the three months ended June 30, 2010, these corrections in the aggregate reduced the Company’s previously reported net loss by $29,241 or $0.0006 per share. Note 7 provides the effect of the restatement on the June 30, 2010 condensed consolidated financial statements.

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

Shamika 2 Gold Inc.
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $119,823 for the period from January 13, 2010 (inception) to June 30, 2010.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
June 30, 2010
(unaudited and restated)

3.	Significant Accounting Policies-continued

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

e)       Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of June 30, 2010 is not needed.

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

 Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
June 30, 2010
(unaudited and restated)

3.	Significant Accounting Policies (continued)

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

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
June 30, 2010
(unaudited and restated)

3.	Significant Accounting Policies-continued

j)       Asset Retirement Obligation - continued

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no mining projects in production as of June 30, 2010, and the asset retirement obligations are usually created as part of the production process. Accordingly, at June 30, 2010, the Company had no asset retirement obligations.

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

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
June 30, 2010
(unaudited and restated)

l)      Convertible Instruments - continued

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

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
June 30, 2010
(unaudited and restated)

4.     Business Acquisitions - continued

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

The Company has excluded all common equivalent shares outstanding for warrants, convertible notes and convertible preferred stock to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of June 30, 2010, the Company had no warrants of convertible notes outstanding representing potential shares which may be issued.

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
June 30, 2010
(unaudited and restated)

6.	Related Party Balances and Transactions

As of June 30, 2010, the Company had accounts payable to related parties in the amount of $87,691.  This amount is payable to Shamika Congo Kalehe Sprl., a subsidiary of Shamika Resources Inc. registered to do business in the Congo, for management and administration services.  We are currently unable to repay these amounts.

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

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
June 30, 2010
(unaudited and restated)

7.     Restatement of Financial Statements

The Company is restating its historical financial statements for the quarter ended June 30, 2010. The restatement and resulting revisions primarily relate to the accounting for the reverse acquisition of Aultra by Shamika as well as other processing errors which resulted in expenses not being properly recorded and the reclassification of the statement of operations to reflect expenses by function. Accordingly, the Company’s financial statements for the three months ended June 30, 2010 have been restated to correct for these errors and are included in the accompanying condensed consolidated financial statements.

The restatement effect on the condensed consolidated statement of operations for the quarter ended June 30, 2010 is reflected below.

	Quarter ended June 30, 2010
	as previously reported	Adjustments	As restated

R E V E N U E	$-	$-	$-

Operational Expenses

Legal and professional fees	60,500	(30,076)	30,424

Mineral property expenditures	41,199	(12,475)	28,724
Other operational expenses	13,350	13,310	26,660

Net Loss	(115,049)	29,241	(85,808)

Loss per share - basic and diluted	$0.00	$(0.00)	$0.00

Weighted Average Number of Shares Outstanding	50,000,000	50,000,000	50,000,000

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
June 30, 2010
(unaudited and restated)

7.     Restatement of Financial Statements - continued

The restatement effect on the condensed consolidated statement of cash flows for the period of inception January 13, 2010 to June 30, 2010 is reflected below.

	as previously reported	Adjustments	As restated
Operating activities
Net Loss from continuing operations	$(115,049)	$(4,774)	$(119,823)

Changes in:

Accounts Receivable	115,049	(115,049)
Accounts payable		119,823	119,823

Total change in cash for period	$-	$-	$-

8.	Accounts payable mining properties

The amount of $459,000 is payable as a result of the acquisition of two mining permits on properties in Lubutu. Under the agreement $59,000 is payable on July 2, 2010. We are unlikely to be able to make this payment and we will be in default. We will not be able to repay the amount until we have the funding from our next financing. The terms of repayment of $400,000 are to be negotiated. We intend to negotiate a long-term repayment schedule in line with the development and financing plan for the properties. There can be no assurance that we will be successful in these negotiations.  No provision has been made in these accounts for interest, if any, which may be payable on the outstanding amount.

9.	Subsequent events

Share Capital

Subsequent to June 30, 2010, the Company sold capital units (Units) using a subscription agreement.  Each Unit consisted of 83,334 shares of common stock and 41,667 warrants.  The warrants have a three year expiration.  The warrants also are subject to a mandatory exercise provision which will require the holder of the warrants to exercise the warrants when the average closing price of the Company’s Common Stock has been equal to or greater than $0.75 for ten consecutive trading days.

As a result of a subscription agreement that was executed with Dutch Gold on November 16, 2010, the Company received $100,000 in payments from Dutch Gold for 4 units.  The Company issued 333,336 Common Stock of the Company, par value $0.00001 per share and166,668 warrants with a $0.50 exercise strike price.

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

Employees

As of June 30, 2010, the Company had no full time employees. The Company anticipates that it will be conducting most of its business through agreements with consultants and third parties.

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

Expenses

The loss for the three months ended June 30, 2010 was $85,808.  Losses during the three months June 30, 2010 can be attributed to the costs relating to the permits in the Democratic Republic of Congo and the restructuring of the business.

Liquidity and Capital Resources

At June 30, 2010, our cash was $0.  Since our inception on January 13, 2010, to the end of the period ended June 30, 2010, we have incurred losses of $119,823. We attribute our net loss to having no revenues to offset our operating expenses.

We have no cash flow from operations and do not have cash to meet our current liabilities nor our operational requirements for the next 12 months. In addition we will also be required to raise additional working capital to fund the exploration and development plans as discussed above.

Shamika Congo Kalehe Sprl. a related party has incurred expenses of $46,689 on our behalf. We are currently unable to pay this amount until we receive the funds from our next financing. This amount is included in the balance sheet in the item ‘Accounts payable related parties ’

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current Plan of Mining Operations in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new properties, the depletion of our working capital would be accelerated. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or funding from joint-venture or strategic partners, debt financing or term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.

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

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the quarter ending June 30, 2010 our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and principal accounting officer in a manner that allowed for timely decisions regarding required disclosure.

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

As of June 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control Over Financial Reporting.

During the quarter ended June 30, 2010, there were no changes in our internal controls over financial reporting that we believe could materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

/s/ Robert Vivian
Date: May 17, 2011	Name: Robert Vivian
Title: President and Chief Executive Officer and Interim Financial Officer
(Principal Executive and Accounting Officer)