Form 10-Q/A
period 2010-09-30
SHAMIKA 2 GOLD, INC.
filed 2011-05-17
CIK 1330323

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 17, 2011, the Issuer had 50,800,006 shares of common stock, par value $0.00001 per share, issued and outstanding.

 *The Registrant is amending this Form 10-Q for the quarterly period ending September 30, 2010 to restate its financial statements in order to give effect to the reverse acquisition of the Registrant by Shamika Gold Inc.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Consolidated Financial Statements (unaudited and restated)	3
	Consolidated Balance Sheet at September 30, 2010 (unaudited and restated)	F-2
	Consolidated Statements of Operations for the three months ended September 30, 2010 and from inception January 13, 2010 to September 30, 2010 (unaudited and restated)	F-3
	Consolidated Statement of Cash Flows from inception January 13, 2010 to September 30, 2010 (unaudited and restated)	F-4
	Notes to Financial Statements (unaudited and restated)	F-5-F-17

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	6

ITEM 4.	Controls and Procedures	6

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	9

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

ITEM 3.	Defaults Upon Senior Securities	9

ITEM 4.	(Removed and Reserved)	9

ITEM 5.	Other Information	9

ITEM 6	Exhibits	9

	Signatures	10

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

Shamika 2 Gold Inc.
An Exploration Stage Company
Consolidated Balance Sheets
As of September 30, 2010
(unaudited and restated)

A S S E T S

Mining properties	$500,002
Total Assets	$500,002

L I A B I L I T I E S A N D S T O C K H O L D E R S’ D E F I C I T

Current Liabilities
Accounts payable, notes payable and other accrued liabilities	$49,389
Accounts payable related parties (note 5)	113,203
Accounts payable mining properties (note 6)	459,000
Total current liabilities	621,592

Total Liabilities	$621,592

S TOCK H O L D E R S ’ D E F I C I T

Common stock, $0.0001 par value, 50,000,000 shares authorized: 50,000,000 shares issued and outstanding	$500
Accumulated deficit	(122,090)

Total stockholders’ deficit	(121,590)

Total liabilities and stockholders’ deficit	$500,002

See notes to financial statements

Shamika 2 Gold Inc.
An Exploration Stage Company
Consolidated Statement of Operations

	For the three months ended	From inception January 13, 2010 through
	September 30,	September 30,
	2010 (unaudited & restated)	2010 (unaudited & restated)

REVENUE	$-	$-

Operating Expenses
Mining property expenditures	10,405	39,644
Office and administrative	(9,913)	20,247
Legal and professional	1,776	61,699
Total operating expenses	2,268	121,590
Loss from operations	(2,268)	(121,590)
Other Revenues and Expenses
Organization Expense	-	500
Loss for period	$2,268	$122,090

Loss per shares – basic and diluted	$0.00	$0.00

Weighted Average Number of Shares Outstanding	50,000,000	50,000,000

See notes to financial statements

Shamika 2 Gold Inc.
An Exploration Stage Company
Consolidated Statement of Cash Flows
From inception January 13, 2010 to September 30, 2010

From Inception January 13, 2010 to Sept 30, 2010

Cash flows from operating activities
Loss for the period	$(122,090)

Changes in:

Accounts receivables and accrued receivables
-
Accounts payable and accrued liabilities	122,090

Total change in cash for the period	$-
Non-Cash investing activities
Mining permits acquired in exchange for notes payable	500,002

See notes to financial statements

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
September 30, 2010
 (unaudited and restated)

1.      Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results expected for the full year.

 The Company is restating its historical financial statements for the quarter ended September 30, 2010. The restatement and resulting revisions primarily relate to the accounting for the reverse acquisition of Aultra by Shamika as well as other processing errors which resulted in expenses not being properly recorded and the reclassification of the statement of operations to reflect expenses by function. Accordingly, the Company’s financial statements for the three months ended September 30, 2010 have been restated to correct for these errors and are included in the accompanying condensed consolidated financial statements.  For the three months ended September 30, 2010, these corrections in the aggregate reduced the Company’s previously reported net loss by $11,598 or $0.0002 per share and for the period from inception January 13, 2010 to September 30, 2010 these corrections in the aggregate reduced the Company’s previously reported net loss by $29,341 or $0.0006 per share. Note 8 provides the effect of the restatement on the September 30, 2010 condensed consolidated financial statements.

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

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
September 30, 2010
 (unaudited and restated)

2.      Nature of Operations – continued

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $122,090 for the period from January 13, 2010 (inception) to September 30, 2010.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
September 30, 2010
 (unaudited and restated)

3.	Significant Accounting Policies - continued

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

e)         Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of September 30, 2010 is not needed.

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
 (unaudited and restated)

j)       Asset Retirement Obligation - continued

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no mining projects in production as of September 30, 2010, and the asset retirement obligations are usually created as part of the production process. Accordingly, at September 30, 2010, the Company had no asset retirement obligations.

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

As of September 30, 2010, the Company had accounts payable to related parties in the amount of $113,203.  $15,109 is payable to Shamika Resources Inc. and $98,094 is payable to Shamika Congo Kalehe Sprl., a subsidiary of Shamika Resources Inc. registered to do business in the Congo, for management and administration services.  We are currently unable to repay these amounts.

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
September 30, 2010
 (unaudited and restated)

5.	Related Party Balances and Transactions – continued

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

Related party payables are recorded at their cost, are non-interest bearing, unsecured and have no specific terms for repayment.

As at September 30, 2010, the Company owes Shamika Resources Inc., a major shareholder and a company with directors in common, $15,109.

6.	Accounts payable mining properties

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

7.	Share Capital

Subsequent to September 30, 2010, the Company sold capital units (Units) using a subscription agreement.  Each Unit consisted of 83,334 shares of common stock and 41,667 warrants.  The warrants have a three year expiration.  The warrants also are subject to a mandatory exercise provision which will require the holder of the warrants to exercise the warrants when the average closing price of the Company’s Common Stock has been equal to or greater than $0.75 for ten consecutive trading days.

As a result of a subscription agreement that was executed with Dutch Gold on November 16, 2010, the Company received $100,000 in payments from Dutch Gold for 4 units.  The Company issued 333,336 Common Stock of the Company, par value $0.00001 per share and166,668 warrants with a $0.50 exercise strike price.

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
September 30, 2010
 (unaudited and restated)

8. Restatement of Financial Statements

The Company is restating its historical financial statements for the quarter ended September 30, 2010. The restatement and resulting revisions primarily relate to the accounting for the reverse acquisition of Aultra by Shamika as well as other processing errors which resulted in expenses not being properly recorded and the reclassification of the statement of operations to reflect expenses by function. Accordingly, the Company’s financial statements for the three months ended September 30, 2010 have been restated to correct for these errors and are included in the accompanying condensed consolidated financial statements.

The restatement effect on the condensed consolidated statement of operations for the quarter ended September 30, 2010 and from inception January 13, 2010 to September 30, 2010 is reflected below.

	as previously reported	Adjustments	As restated	as previously reported	Adjustments	As restated

R E V E N U E	$-	$-	$-	$-	$-	$-

Operational Expenses
Organizational costs					500	500
Legal and professional fees	9,016	(7,240)	1,776	87,182	(25,483)	61,699
Consultants and Contractors
Mineral property expenditures	10,405	-	10,405	39,644	-	39,644
Other operational expenses	(5,555)	(4,358)	(9,913)	24,605	(4,358)	20,247

Loss	13,866	(11,598)	2,268	151,431	(29,341)	122,090

Loss per share - basic and diluted	$0.00	$(0.00)	$0.00	$0.00	$(0.00)	$0.00

Weighted Average Number of Shares Outstanding	50,000,000	50,000,000	50,000,000	50,000,000	50,000,000	50,000,000

Shamika 2 Gold Inc.
An Exploration Stage Company
Notes to Financial Statements
September 30, 2010
 (unaudited and restated)

8. Restatement of Financial Statements - continued

The restatement effect on the condensed consolidated statement of cash flows for the period from inception (January 13, 2010) to September 30, 2010 is reflected below.

Operating activities
	as previously reported	Adjustments	As restated
Net Loss from continuing operations	$(151,431)	$29,341	$(122,090)

Changes in:
Deferred financing costs
Accounts Receivable		-
Accounts payable	151,431	29,341	122,090
Discontinued Operations			-

Net cash used in operating activities of continuing operations	$-	$-	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and Notes thereto included herein beginning on page F-1.

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

Item 1. Description of Business

Description of Shamika 2 Gold, Inc Business

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

Employees

As of September 30, 2010, the Company had no full time employees. The Company anticipates that it will be conducting most of its business through agreements with consultants and third parties.

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

Expenses

The loss for the three months ended September 30, 2010 was $2,268 and $122,090 for the nine months ended September 30, 2010.  Losses during the three months and nine months ended September 30, 2010 can be attributed to the costs relating to the permits in the Democratic Republic of Congo and the restructuring of the business.

Total expenses for the nine months ended September 30, 2010 were $122,090 made up of mining expenses, which consist mainly of permit fees on the properties in Congo, professional fees, being substantially the cost of restructuring the Corporation following the agreement with Shamika and other expenses.

Liquidity and Capital Resources

At September 30, 2010, our cash was $0.  Since our inception on January 13, 2010, to the end of the period ended September 30, 2010, we have incurred losses of $122,090. We attribute our net loss to having no revenues to offset our operating expenses.

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

As of September 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control Over Financial Reporting.

During the quarter ended September 30, 2010, there were no changes in our internal controls over financial reporting that we believe could materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC.

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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