Form 10-Q
period 2011-03-31
SHAMIKA 2 GOLD, INC.
filed 2011-05-17
CIK 1330323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ________TO ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2011, the Issuer had 50,800,006 shares of common stock, par value $0.00001 per share, issued and outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Consolidated Financial Statements (unaudited)	3
	Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 (unaudited)	F-2
	Consolidated Statements of Operations for the three months ended March 31, 2011 and the period from inception (January 13, 2010) through March 31, 2010 (unaudited)	F-3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and for the period from inception (January 13, 2010) through March 31, 2010	F-4
	Notes to Financial Statements (unaudited)	F-6-F-17

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	7

ITEM 4.	Controls and Procedures	7

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	10

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

ITEM 3.	Defaults Upon Senior Securities	12

ITEM 4.	(Removed and Reserved)	12

ITEM 5.	Other Information	12

ITEM 6	Exhibits	12

	Signatures	10

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

As used in this Quarterly Report on Form 10-Q (the “Quarterly Report”), the terms "we", "us", "our", the “Company” and mean Shamika 2 Gold. Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Shamika 2 Gold, Inc.
An Exploration Stage Company
Consolidated Balance Sheets

	UNAUDITED
	March 31, 2011	December 31, 2010
A S S E T S
Current Assets
Deferred Financing Costs	$27,534	$7,995
Accounts Receivable – Related Party	94,132	-
Assets of Discontinued Operations	500,002	500,002

Total Assets	$621,668	$507,997
L I A B I L I T I E S A N D S T O C K H O L D E R S’ D E F I C I T

Current Liabilities
Accounts payable, notes payable and other accrued liabilities	$215,354	$200,551
Accounts payable related parties	-	9,613
Liabilities of Discontinued Operations	503,499	503,499
Convertible Notes – Net of Discount $179,087 and $53,526 respectively	152,509	24,974
Accrued Interest	3,632	276
Total liabilities	874,994	738,913
S TOCK H O L D E R S ’ D E F I C I T
Common stock, $0.00001 par value, 300,000,000 shares authorized: 50,800,006 and 50,333,336 shares issued and outstanding, respectively (note 6)	$508	$503
Additional Paid-in Capital	467,852	156,842
Accumulated deficit	(721,686)	(388,261)
Total stockholders’ deficit	$(253,326)	$(230,916)

Total liabilities and stockholders’ deficit	$621,668	$507,997

See notes to financial statements

Shamika 2 Gold, Inc.
An Exploration Stage Company
Consolidated Statement of Operations
For the Three Months Ended March 31, 2011 and the period from inception (January 13, 2010) through March 31, 2010

		UNAUDITED
		period from inception
	UNAUDITED	January 13, 2010
	3 mos ending	through
	March 31, 2011	March 31, 2010
R E V E N U E	$-	$-

Operational Expenses
Organizational costs	-	500
Legal and professional fees	34,877	16,550
Management fee – related party (note 5)	190,501	-
Exploration costs	-	-
Other operational expenses	9,477	16,965

Operating Loss	(234,855)	(34,015)

Other Expenses
Interest expense	72,570	-
Loss from continuing operations before income taxes	(307,425)	(34,015)

Provision for Income taxes	-	-

Net loss from continuing operations	(307,425)	(34,015)

Loss from discontinued operations (note 4)	(26,000)	-

Net loss	(333,425)	(34,015)

Loss per share from continuing operations - basic and diluted	$(0.00)	$(0.00)
Loss per share from discontinued operations - basic and diluted	$(0.00)	$-

Loss per share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	50,684,837	50,000,000

See notes to financial statements.

Shamika 2 Gold, Inc.
An Exploration Stage Company
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2011 and the period from inception (January 13, 2010) through March 31, 2010

		UNAUDITED
		period from inception
	UNAUDITED	January 13, 2010
	3 mos ending	through
	March 31, 2011	March 31, 2010
Operating activities
Net Loss	$(333,425)	$(34,015)

Adjustments to reconcile net loss to cash used by operating activities
Amortization of deferred financing costs	25,887
Amortization of debt discount	43,050
Loss from Discontinued Operations	26,000	-
Changes in:
Deferred financing costs	(27,926)
Accrued interest	3,356
Accounts payable	14,803	34,015
Accounts (receivable) payable related party	248,255

Net cash used in operating activities of continuing operations	-	-

Net cash used in operating activities of discontinued operations	-
Total change in cash for period	$-	$-

Non-cash Financing Transactions
Common Stock Issued, proceeds received by related party	125,000	-
Notes Payable, proceeds received by related party	255,500
Net non-cash Financing Activities	$380,500	$-

See notes to financial statements

Shamika 2 Gold, Inc.

An Exploration Stage Company
Notes to Financial Statements
March 31, 2011
(unaudited)

1.	Nature of Operations

a)	Organization and Change of Business

Aultra Gold Inc. (" Aultra") was incorporated under the laws of the State of Nevada on January 26, 2005 and was primarily engaged in the acquisition and exploration of mining properties until April 2006.  On April 26, 2006, there was a change in management and direction and Aultra engaged in the acquisition and licensing of online gaming technologies. In 2008 and 2009, Aultra changed strategy to focus on exploration and mining and had acquired interests in certain mining properties in Nevada, Oregon, and Montana.

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

Shamika 2 Gold, Inc.

An Exploration Stage Company
Notes to Financial Statements
March 31, 2011
(unaudited)

b)	Going Concern - continued

As shown in the accompanying financial statements, the Company has incurred a net loss of $333,425 for the three month period ended March 31, 2011.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
March 31, 2011
(unaudited)

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

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of March 31, 2011 is not needed.

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

Shamika 2 Gold, Inc.

An Exploration Stage Company
Notes to Financial Statements
March 31, 2011
(unaudited)

2.	Significant Accounting Policies (continued)

h)	Revenue Recognition

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

The Company has adopted ASC 718, Stock Compensation, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. The Company has not issued any stock based compensation awards in 2011.

The Company may periodically issue stock for payment of certain professional fees and these stock issuances are expensed based on the market value of the stock on the date granted. The Company expenses these professional fees at the time of stock issuance as the stock issuance date approximates the date the services are performed.  No such issuances were made in 2011.

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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no mining projects in production as of March 31, 2011, and the asset retirement obligations are usually created as part of the production process. Accordingly, at March 31, 2011, the Company had no asset retirement obligations.

Shamika 2 Gold, Inc.

An Exploration Stage Company
Notes to Financial Statements
March 31, 2011
(unaudited)

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
March 31, 2011
(unaudited)

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

Shamika 2 Gold, Inc.

An Exploration Stage Company
Notes to Financial Statements
March 31, 2011
(unaudited)

3.	Business Acquisitions - continued

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

Shamika 2 Gold, Inc.

An Exploration Stage Company
Notes to Financial Statements
March 31, 2011
(unaudited)

4.	Discontinued Operations - continued

During fourth quarter 2010, the Company reallocated its resources to find other projects and to focus efforts on the Cambodia project (see note 6), ceased expenditures and further, the Company decided to abandon its efforts on the Congo properties.  There was no activity on the Congo properties subsequent to year-end.  On April 6, 2011 the Company assigned all rights and interests in the assets and liabilities of Shamika Gold Mining SPRL to a related company, Shamika Congo Kahele SPRL.  The Company has no continuing involvement in Shamika Gold Mining SPRL.  As a result of the decision to abandon the Congo projects prior to the issuance of financial statements, the Company has accounted for the subsidiary disposal as discontinued operations. The value of the identifiable assets and liabilities of Shamika Gold Mining SPRL was as follows as of March 31, 2011:

Assets
Mining rights and licences	$500,002
Liabilities
Note payable	459,000
Accounts payable – related party	44,499
503,499
Net liabilities of discontinued operations	$3,497

The following table shows the results of operations of the disposal subsidiary for the three month period ended March 31, 2011:
Revenues	$-

Permits & Licences	20,000
Other administrative costs	6,000
Net Loss	$26,000

No tax benefits were recorded on results of discontinued operations as realization of such does not meet recognition criteria.

Shamika 2 Gold, Inc.

An Exploration Stage Company
Notes to Financial Statements
March 31, 2011
(unaudited)

5.	Discontinued Operations - continued

Management Fees to Related Party

The Company operates under a management agreement with a related party Shamika Resources, Inc, which is controlled by the Company's CEO, Robert Vivian.  The Company has no employees or office expenses as such are provided by Shamika Resources Inc. through the management agreement.  During 2011 the agreement was informal and $190,501 was paid to Shamika Resources, Inc. under the agreement.  The Company does not maintain any cash or bank accounts but relies upon advances from and payables to Shamika Resources, Inc, under the management agreement, which holds any cash the company has raised as a result of debt or equity issuances and makes payments for services on the Company's behalf.

Related party payables are recorded at their cost, are non-interest bearing, unsecured and have no specific terms for repayment.

As at March 31, 2011, the Company is owed $94,132 by Shamika Resources Inc., a major shareholder and a company with directors in common.

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

On January 13, 2011, as a result of a subscription agreement that was executed with Dutch Gold on November 16, 2010, the Company received $50,000 in payments from Dutch Gold for 2 Units resulting in the issuance of 166,668 Common Stock of the Company, par value $0.00001 per share and 83,336 Warrants of the Company’s Common Stock with a $0.50 exercise strike price.

On January 19, 2011, as a result of a subscription agreement that was executed with El Oro on Ltd. November 16, 2010, the Company received $75,000 in payments from El Oro Ltd. for 3 Units resulting in the issuance of 250,002 Common Stock of the Company, par value $0.00001 per share and 125,004 Warrants of the Company’s Common Stock at the exercise price of $0.30 per share.

Shamika 2 Gold, Inc.

An Exploration Stage Company
Notes to Financial Statements
March 31, 2011
(unaudited)

6.	Share Capital - continued

On February 25, 2011 the Company entered into a Securities Exchange Agreement with MIG International Mining Group, a company organized under the laws of the Republic of Mauritius (“Cambodia Project”).  The Company will acquire 85% of the outstanding equity of MIG International Mining Group in exchange for an aggregate 57,000,000 newly issued common shares of the Company, par value $0.00001 per share (the “Exchange Shares”) and five hundred thousand (500,000) shares of the Company’s Series B Performing Preferred Stock, par value $0.00001 per share (the “Performing Preferred Shares”), which entitles the holder, to receive a dividend equal to forty-five percent (45%) of the net operating profit, after taxes.  This Cambodia project consists of an area of approximately 140 sq miles in the Samplout/Samlaut area of Western Cambodia. The land is adjacent to Cambodia’s Pailin district, which is a producer of rubies.  Following the initial closing, the holders of the newly issued shares will beneficially own approximately 51% of the outstanding shares of the Company’s Common Stock and 100% of the total outstanding shares of Performing Preferred Shares.  The Performing Preferred Shares and the Exchange Shares shall be held in escrow until MIG Mauritius has received all required production licenses in Cambodia to mine approximately 240 square kilometers for gold and ruby mineralization in mining exploration rights located in Samlaut, Cambodia, (the “Mining Rights”) and has commenced commercial production for a period of at least two months (the “Release Conditions”).   Following satisfactory proof of the Release Conditions, the Exchange Shares shall be released to the MIG Mauritius holders.  If the Release Condition have not been satisfied within six (6) months from the Closing, Shamika shall have the right to terminate the Agreement.

In addition, Shamika agreed to provide the project financing in the amount of $2.5 million to $5 million.  Such project financing is required for the realization of the exploration and exploitation projects related to: the 254km2 property in Samlaut District, Battambang and Pailin provinces, in the Kingdom of Cambodia; the 94km2 property in Kompovpur Village, Samlaut District, in Battambang province, Kingdom of Cambodia; and other projects, subject to board approval.  The project financing will be dependent upond the Company ability to successfully raise the funds from investors and will not be invested in the Cambodia Project until production and exploitation licenses have been approved by the regulatory authorities.

The acquisition of the Cambodia Project will not be considered completed or accounted for as a business combination in the financial statements until all contractual provisions are satisfied and the Company has effective control of the Cambodia Project.  Such control is anticipated to occur upon the contribution of significant project financing funds once production licenses are approved and the termination provisions are no longer applicable to the Company.

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

Shamika 2 Gold, Inc.

An Exploration Stage Company
Notes to Financial Statements
March 31, 2011
(unaudited)

7.	Convertible Note

The Company had convertible promissory notes outstanding at March 31, 2011 and December 31, 2010 as follows:

	Notes Outstanding as of
Convertible Notes - Net of Debt Discount	March 31, 2011	December 31, 2010

Asher Enterprises #1	43,646	24,974
Asher Enterprises #2	25,331
Asher Enterprises #3	18,529
War Chest	65,495
Coventry	1,913

	154,914	24,974

The Asher Enterprises #1 note bears interest at the rate of 8% per annum and matures September 16, 2011. The Company has the option to repay the note at a premium or to pay all outstanding principal and interest at maturity.  If not repaid prior to or upon maturity, the note will automatically convert into common shares. Under the convertibility terms of the convertible promissory note, the principal, plus accrued interest can be converted at any time or upon maturity, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.  The note contains a beneficial conversion feature which allows the holder of the note to convert the note into common shares of the Company at a price less than fair market value at date of conversion.  The Company initially computed and recorded a $56,845 value for the beneficial conversion feature pertaining to the convertible note.  This amount is recorded as a discount to the principal amount of the note and is amortized to interest expense utilizing the straight-line method over the term of the related note as the results are not materially different from those which would result from the interest method.  As of March 31, 2011 and December 31, 2010, $34,854 and $53,526 respectively in unamortized discount remained associated with the beneficial conversion feature.  During the 1st quarter of 2011, the Company recognized interest expense on the agreement of $23,220 which was comprised o $1,548 in contractual interest, $18,672 in amortization of the debt discount and $3,000 in amortization of the deferred financing costs.

On January 3, 2011, the Company issued a Secured Convertible Note in the amount of $50,000 to Asher Enterprises Inc. due September 3, 2011 and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time from January 3, 2011 and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable.  The minimum amount due in default is 150% x (outstanding principal + unpaid interest).  As of March 31, 2011, $24,669 in unamortized discount remained associated with the beneficial conversion feature.  During the 1st quarter of 2011, the Company recognized interest expense on the agreement of $13,324 which was comprised of $953 in contractual interest, $11,538 in amortization of the debt discount and $833 in amortization of the deferred financing costs.

Shamika 2 Gold, Inc.

An Exploration Stage Company
Notes to Financial Statements
March 31, 2011
(unaudited)

7.	Convertible Note - continued

On March 2, 2011 the Company issued a Secured Convertible Note in the amount of $102,500 to War Chest Capital Multi-Strategy Fund LLC., due September 2, 2011 and bearing interest at the rate of 9.875% per annum.  The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The lender has the option to convert the outstanding principal and interest of this Note into fully-paid and non-assessable shares of the Company’s Common Stock at a 30% discount to the Fair Market Value but not to exceed $0.75 per share.  In the event of default, the Note is immediately payable.  In the event of default, additional interest will accrue at the rate equal to the lesser of (i) 15% per annum in addition to the Interest Rate or (ii) the highest rate permitted by law, per annum until all outstanding principal, interest and fees are repaid in full. ).  As of March 31, 2011, $37,005 in unamortized discount remained associated with the beneficial conversion feature.  During the 1st quarter of 2011, the Company recognized interest expense on the agreement of $8,145 which was comprised of $804 in contractual interest, $6,924 in amortization of the debt discount and $417 in amortization of the deferred financing costs.

On March 3, 2011 the Company issued a Secured Convertible Note in the amount of $53,000 to Asher Enterprises Inc. due December 3, 2011 and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time from March 3, 2011 and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable.  The minimum amount due in default is 150% x (outstanding principal + unpaid interest). As of March 31, 2011, $34,471 in unamortized discount remained associated with the beneficial conversion feature. During the 1st quarter of 2011, the Company recognized interest expense on the agreement of $4,546 which was comprised of $360 in contractual interest, $3,908 in amortization of the debt discount and $278 in amortization of the deferred financing costs.

On March 17, 2011 the Company executed a Convertible Note in the amount of $50,000 in favor of Coventry Enterprises LLC.  Pursuant to the terms of the Note, the Company is required to issue the Holder 50,000 common shares, par value $0.00001 per share.  The Conversion Price per share of Common Stock shall be the lower of $.30 or thirty five percent (35%) of the average of the three lowest prices, as defined, of the Company’s Common Stock for the fifteen trading days preceding a Conversion Date. ). As of March 31, 2011, $48,087 in unamortized discount remained associated with the beneficial conversion feature. During the 1st quarter of 2011, the Company recognized interest expense on the agreement of $2,121 which was comprised of amortization of the debt discount and $208 in amortization of the deferred financing costs.

8.	Commitments

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

Shamika 2 Gold, Inc.

An Exploration Stage Company
Notes to Financial Statements
March 31, 2011
(unaudited)

9.	Subsequent events

On April 14, 2011, the Company's Board of Directors authorized the issuance of an aggregate of 4,800,000 shares of  Common Stock to its founders.  The market price on April 14, 2011 was $0.26 per share, resulting in a value of this share grant $1,248,000.

On April 19, 2011, the Company sold two capital units (Units) using a subscription agreement.  Each Unit consisted of 83,334 shares of common stock and 41,667 warrants.  The warrants have a three year expiration.  The warrants also are subject to a mandatory exercise provision which will require the holder of the warrants to exercise the warrants when the average closing price of the Company’s Common Stock has been equal to or greater than $0.75 for ten consecutive trading days.

On April 27, 2011 the Company issued a Secured Convertible Note in the amount of $50,000 to Asher Enterprises Inc. due January 30, 2012 and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time from April 30, 2011 and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable.  The minimum amount due in default is 150% x (outstanding principal + unpaid interest).

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

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we”, “us,” “our,” “the Company,” “Shamika” mean Shamika 2 Gold, Inc. and our subsidiaries, unless the context otherwise requires.

Item 1.

Description of Shamika 2 Gold, Inc Business

Shamika 2 Gold, Inc. was a private Company formed in Montreal, Canada on January 13, 2010.  The Company is engaged in the business of acquiring and exploring mining properties principally located in Cambodia and Quebec, Canada.

On March 26, 2010, Aultra Gold, Inc. entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Shamika Gold, Inc., a Canadian corporation (“Shamika”), and the stockholders of Shamika (the “Shamika Stockholders”) whereby Aultra Gold, Inc. acquired all of the issued and outstanding capital stock of Shamika in exchange (the “Exchange”) for 25,500,000 newly issued shares of Common Stock par value $0.00001 per share (the “Common Exchange Shares”).  As a result of the Exchange, Shamika became a wholly-owned subsidiary of the Company.  The Company shares were issued to the Shamika Holders on a pro rata basis, on the basis of the shares held by such Shamika Holders at the time of the Exchange. Shamika Resources Inc., a Canadian private company became the controlling shareholder (51%) of the Company.

General Overview of Business

Shamika 2 Gold, Inc. is engaged in the business of acquiring and exploring mining properties principally located in Cambodia and Quebec, Canada, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

Results of Operations

During the three-month period ended March 31, 2011, the Company incurred operating expenses of $234,855 and interest expenses of $72,570 as compared to operating expenses of $34,015 for the period ended March 31, 2010. On April 6, 2011 the Company assigned all rights and interests in the assets and liabilities of Shamika Gold Mining SPRL to a related company, Shamika Congo Kahele SPRL.  The Company has no continuing involvement in Shamika Gold Mining SPRL.  As a result of the decision to abandon the Congo projects prior to the issuance of financial statements, the Company has accounted for the subsidiary disposal as discontinued operations as of March 31, 2011.  As a result of this decision, the Company incurred losses from discontinued operations of $26,000 during the three-month period ended March 31, 2011.

Employees

As of March 31, 2011, the Company had no full time employees. The Company anticipates that it will be conducting most of its business through agreements with consultants and third parties.

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

_______________________
1 Prospect Report, Projet Ruisseau-Morin, par Bertrand Brassard, Géologue, M. Sc., January 1994

Liquidity and Capital Resources

At March 31, 2011, our cash was $0.  Since our inception on January 13, 2010, to the end of the period ended March 31, 2011, we have incurred losses of $721,686. We attribute our net loss to having no revenues to offset our operating expenses.

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

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the fiscal period ending March 31, 2011 our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and principal accounting officer in a manner that allowed for timely decisions regarding required disclosure.

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

As of March 31, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2011, there were no changes in our internal controls over financial reporting that we believe could materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

This Quarterly Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC.

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

During 2011 Fiscal Year

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

On April 19, 2011, the Company sold two capital units (Units) using a subscription agreement.  Each Unit consisted of 83,334 shares of common stock and 41,667 warrants.  The warrants have a three year expiration.  The warrants also are subject to a mandatory exercise provision which will require the holder of the warrants to exercise the warrants when the average closing price of the Company’s Common Stock has been equal to or greater than $0.75 for ten consecutive trading days.

On April 27, 2011 the Company issued a Secured Convertible Note in the amount of $50,000 to Asher Enterprises Inc. due January 30, 2012 and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time from April 30, 2011 and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable.  The minimum amount due in default is 150% x (outstanding principal + unpaid interest).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION.

On January 13, 2010, Shamika Gold Mining SPRL, a subsidiary, was contributed as initial capital to the Company.  During 2010, the Company spent resources on permits to develop the Congo claims: the Lubutu project consists in 72 mining blocks controlled, covering 61 km2 located on lands in Lubutu, Pting the province of Maniema. This location is in the heart of the Kibara Metallogenic Belt approximately 300 kilometers northwest of Lake Kivu.  The Poko project consists in an exploration permit located on lands in the Kilo-Moto Greenstone belt area in Congo’s Eastern region covering an area of 120 mining blocks and 101 km2. During the fourth quarter the Company reallocated its resources to find other projects and to focus efforts on the Cambodia project (see note 10), ceased expenditures and further, the Company decided to abandon its efforts on the Congo properties.  There was no activity on the Congo properties subsequent to year-end.  On April 6, 2011 the Company assigned all rights and interests in the assets and liabilities of Shamika Gold Mining SPRL to a related company, Shamika Congo Kahele SPRL.  The Company has no continuing involvement in Shamika Gold Mining SPRL.  As a result of the decision to abandon the Congo projects prior to the issuance of financial statements, the Company has accounted for the subsidiary disposal as discontinued operations as of March 31, 2011.

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

Date: May 17, 2011	/s/ Robert Vivian
Name: Robert Vivian
Title: President and Chief Executive Officer and Interim Financial Officer
(Principal Executive and Accounting Officer)