Form 10-Q/A
period 2011-06-30
SHAMIKA 2 GOLD, INC.
filed 2011-08-17
CIK 1330323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note: The sole purpose of this Amendment No. 1 to Shamika 2 Gold, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 11, 2011 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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
		F-2

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and for the period from inception (January 13, 2010) through June 30, 2010	F-3

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-4 – F-18

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	13

ITEM 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3.	Defaults Upon Senior Securities	18

ITEM 4.	(Removed and Reserved)	18

ITEM 5.	Other Information	18

ITEM 6	Exhibits	18

	Signatures	19

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
ASSETS
Current Assets
Deferred financing costs	$25,786	$$7,995
Prepaid expenses	30,333	-
Assets of discontinued operations	-	500,002
Total Current Assets	56,119	507,997
Long-term Assets
Mineral property	350,000	-
Total Assets	$406,119	$507,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT
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

See Notes to Condensed Consolidated Financial Statements

Shamika 2 Gold Inc.

An Exploration Stage Company
Condensed Consolidated Statements of Operations
(unaudited)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	From inception January 13, 2010 through June 30, 2010	From inception January 13, 2010 through June 30, 2011
REVENUE	$-	$-	$-	$-	$-
Operational Expenses
Consulting fees	1,753,250	-	1,753,250	-	1,753,250
Legal & Professional fees	85,221	30,424	120,098	59,924	238,925
Investor relations	18,594	-	18,594	-	18,594
Management fee – related party (note 5)	278,310	-	468,811	-	508,811
Exploration costs	25,700	28,724	25,700	29,239	34,250
Other operational expenses	6,361	26,660	15,838	30,160	41,879
Operating loss	2,167,436	85,808	2,402,291	119,323	2,595,709

Other expenses
Interest expense	120,210	-	192,780	-	197,374
Organization expense	-	-	-	500	86,750

Net loss from continuing operations	2,287,646	85,808	2,595,071	119,823	2,879,833
(Gain) Loss from discontinued operations (Note 4)	(3,497)	-	22,503	-	126,002
Net loss	$2,284,149	$85,808	$2,617,574	$119,823	$3,005,835
Loss per share from continuing operations – basic and diluted	$0.04	$0.00	$0.05	$0.00	$0.06
Loss per share from discontinued operations – basic and diluted	$-	$-	$-	$-	$-
Loss per share	$0.04	$0.00	$0.05	$0.00	$0.06
Weighted Average Number of Shares Outstanding	56,665,591	50,000,000	53,675,854	50,000,000	51,270,145

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

Date: August 16, 2011	By:	/s/ Robert Vivian
Name: Robert Vivian
Title: President and Chief Executive Officer and Interim Financial Officer
(Principal Executive and Accounting Officer)

/s/ Frederic Clement de La Forge
Name: Frederic Clement de La Forge
Title: Chief Operating Officer

/s/ Terence Ortslan
Name: Terence Ortslan
Title: Director