Form 10-K/A
period 2010-12-31
SHAMIKA 2 GOLD, INC.
filed 2011-08-26
CIK 1330323

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SHAMIKA 2 GOLD, INC. (formerly known as Aultra Gold, Inc.).
(Exact name of registrant as specified in its charter)

Nevada	000-52689	98-0448154
(State or Other Jurisdiction	(Commission File	(I.R.S. Employer
of Incorporation)	Number)	Identification Number)

1350 Broadway, 11th Floor
New York, New York 10018
(Address of principal executive offices)

(Registrant's telephone number, including area code (212) 216-8000)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.00001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Explanatory note:  The sole purpose of this Amendment No. 1 to Shamika 2 Gold, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on April 15, 2011 (the “Form 10-K”), is to correct some inconsistencies on the signatures page 37 and to amend disclosures concerning the Registrant’s properties especially in regards to mineral reserves.

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

As of the date of this filing, the Board of directors of the Company consists of Mr. Robert Vivian, Mr. Terence Ortslan, Mr. Frédéric Clément de la Forge, and Mr.Christophe Eibl.

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

We plan to prepare a NI 43-101, Independent Third-Party Evaluation, in 2011. The reader is warned that a NI 43-101 study is a Canadian report, and is not compliant with U.S. SEC regulations.  The report and earlier reports not compliant with current SEC regulations used terms such as “ore”, "measured," "indicated," and "inferred" "resources," which current SEC regulations strictly forbid.  An effort has been made to remove such words from this document. This report will be prepared by Mr. Patrick Vualu, P.GEO.  Mr. Vualu has a diploma in geology from University of Lubumbashi and has extensive experience in all aspects of mining in the DRC.  He served as project manager for De Beers in DRC and was appointed chief department officer for the DRC Ministry of Mines. Mr. Vualu was president of Général de la Société Mining Consulting and Services, a firm offering geological and lithological mapping, and geological logging, analysis and testing of minerals.

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

We require additional working capital in order to achieve commercial production at the Samlout Property.

The company has no current operating funds to complete the intended plan of mining operations for the Samlout Property.  The Company does not have sufficient funds on hand for the unpaid amounts of our estimated costs related to maintaining the minimum annual payment obligations associated with the maintenance of the Samlout Property as discussed in this Current Report and our estimated administrative costs for 12 months from the date of this Current Report. Therefore, we will need to obtain additional financing in order to complete our business plan. As of December 31, 2010, the Company had no cash. The Company has no income from operations.

Our business plan calls for significant expenses in connection with the continued evaluation and development to production of the Samlout Property. The Company does not have sufficient funds to conduct the initial mine development work on the property.  The Company will require additional financing in order to complete remaining phases of mine development and production capacity. The Company will also require additional financing if the costs of the mine development for the Samlout Property are greater than anticipated.

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

	High	Low

Fiscal Year 2010 (March 26, 2010 - December 31, 2010)
First quarter (March 26, 2010 - March 31, 2010) *	$1.50	$1.00
Second quarter (April 1, 2010 - June 30, 2010)	$1.00	$0.50
Third quarter (July 1, 2010 - September 30, 2010)	$0.50	$0.25
Fourth quarter (October 1, 2010 - December 31, 2010)	$0.25	$0.53

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

Shamika 2 Gold’s goals and objective for the current year will be adjusted according to the availability of funds and changing market conditions.  Management has identified several work programs for its Samlout and Montclerg properties. Management’s goal is to raise at least $5,000,000 to move these properties forward.  As additional funds become available, management plans to continue to advance its current properties.

Management’s goal is to perform additional evaluation and exploration with a view to possibly obtaining an operating partner on the Cambodia project to allow the Company to achieve production on the Samlout property.  Management estimates that the initial cost to pursue this course of action to be approximately $5,000,000.   Management has had and will continue to have discussions both for acquisitions and financing with the goal that both the properties and financing can be arranged in a coordinated time frame.  Management’s focus in these efforts is to enhance shareholder value and create a base of operations from which future expansion and growth can occur.

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

Samlout Project

Shamika 2 Gold’s Samlout project in place in Cambodia is scheduled for development as funding, which is not yet available, allows. Samlout covers an area of approximately 100 sq. km of gold and ruby mineralization.  The Company is planning financing between $5,000,000 to $10,000,000 that will be used to obtain a production licence, build the basic infrastructure and bring one or more operating partners to effect exploitation using dredging equipment and another using heavy equipment.  These operating partners will be regional operators with extensive experience in these types of production.  The Company intends on conducting a NI-43-101 and develop a drilling program to establish and confirm the resources.

Cost and revenue assumptions—Samlout

The focus of our initial operating plan is aimed at the exploitation of a gold and ruby bearing zone in Battambang and Pailin Provinces in the Kingdom of Cambodia. As soon as funding permits, S2G plans to complete an NI-43-10 and will establish a drilling program of nearby known target areas of gold and ruby mineralization with a view to beginning production in the near future.

Until we realize production from the Samlout Property we will not generate significant revenues and may not be successful. Once we are able to start, if we can’t generate sufficient revenues to continue operations, we will be forced to suspend or cease operations.

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

Results of Operations for the Period from Inception through December 31, 2010

We have earned no revenues from Shamika 2 Gold’s inception on January 13, 2010 to December 31, 2010. We do not anticipate earning revenues unless we enter into commercial production on the Samlout Property, which will not happen for the foreseeable future.  We have only commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

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

Future Plans

Shamika 2 Gold’s goals and objective for the current year will be adjusted according to the availability of funds and changing market conditions.  Management has identified several work programs for its Samlout and Montclerg properties. Management’s goal is to raise at least $5,000,000 to move these properties forward.  As additional funds become available, management plans to continue to advance its current properties.  Management’s goal is to perform additional evaluation and exploration with a view to possibly obtaining an operating partner on the Cambodia project to allow the Company to achieve production on the Samlout property.  Management estimates that the initial cost to pursue this course of action to be approximately $5,000,000.   Management has had and will continue to have discussions both for acquisitions and financing with the goal that both the properties and financing can be arranged in a coordinated time frame.  Management’s focus in these efforts is to enhance shareholder value and create a base of operations from which future expansion and growth can occur.

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

As of December 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Executive Officers and Directors

The following table sets forth information regarding our directors and executive officers as of April 15, 2011, who are our directors and executive officers:

Name	Age	Position
Robert Vivian (1)	57	President, Chief Executive Officer and Director
Terence Ortslan	61	Director

Christophe Eibl	31	Director(1)
FredericClement de la Forge	46	Director, Chief Operating Officer (2)
Elizabeth Nantel	47	Secretary(3)

(1)	On March 17, 2011, Christophe Eibl were elected to the Company’s Board of Directors.
(2)	On December 13, 2010, Mr. de la Forge was elected to the Company’s Board of Directors and appointed Chief Operating Officer.
(3)	On. March 21, 2011, Anthony Keough resigned as the Registrant’s Secretary. On March 28, 2011, Elizabeth Nantel was appointed as his replacement as Secretary.

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

Name & Relationship	Number of Late Reports	Transactions not Timely Reported	Known Failure to File a Required Form
Robert Vivian	None	None	None
Terence Ortslan	None	None	None

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

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g) (3)	Total ($) (h)
Robert Vivian (1)	—	—	—	—	—	—	—
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

Name of Beneficial Owner	Common Stock Beneficially Owned (1)		Percentage of Common Stock (1)
Shamika Resources Inc. (3)	35,126,745		31%
Robert Vivian (4)	12,114,418		11%
Terrance Ortslan (5)	2,676,471		2.3%
Christopher Eibl	0		0%
Frederic Clement de la Forge	200,000		0%
Elizabeth Nantel	0		0%
All officers and directors as a group (5 persons)	14,990,889	(4)	13.31%

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

(2)	The address for this beneficial shareholder is 1980 Sherbrooke Street West, Montreal, Quebec, Canada H3H 1E8
(3)	The shares listed for Shamika Resources Inc. are .49% beneficially owned by Robert Vivian.
(4)	Does not include 24,564,980 shares owned by Shamika Resources, Inc. over which Robert Vivian owns voting and dispositive control.
(5)	Includes 1,676,471 shares owned by TSO Associates, Inc., over which Terrance Ortslan owns voting and dispositive control.

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

Board Determination of Independence

Our board of directors has determined that Mr. Terrance Ortslan is “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).  Under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of the Company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the Company’s outside auditor. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fiscal year- ended
Our principal accountants billed the following fees for the services indicated:	December 31, 2010
Audit fees	$3,000
Audit-related fees	0
Tax fees	0
All other fees	15,600

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

SHAMIKA 2 GOLD, INC.

Dated: August 25, 2011	By:	/s/ Robert Vivian
Name: Robert Vivian
Title: Chairman, President and Chief Executive
Officer and Interim Financial Officer
(Principal Executive, Accounting and Financial Officer)

/s/ Terrance Ortslan
Terrance Ortslan, Director

/s/ Fredric Clément de la Forge
Frederic Clément de la Forge, Director

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 25, 2011	By:	/s/ Robert Vivian
Name: Robert Vivian
Title: Chairman, President and Chief Executive
Officer and Interim Financial Officer
(Principal Executive, Accounting and Financial Officer)

/s/ Terrance Ortslan
Terrance Ortslan, Director

/s/ Frederic Clément de la Forge
Frederic Clément de la Forge, Director

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

ASSETS
Current Assets
Deferred financing costs	$7,995
Assets of discontinued operations (note 4)	500,002

Total Assets	$507,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$200,551
Accounts payable to related party (note 5)	9,613
Liabilities of discontinued operations (note 4)	503,499
Convertible note payable, net of debt discount of $53,526	24,974
Accrued Interest	276

Total Liabilities	738,913

Commitments and Contingencies (note 9)

STOCKHOLDERS'DEFICIT
Preferred stock, $0.00001 par value 10,000,000 authorized: none issued or outstanding
Common stock, $0.00001 par value, 300,000,000 shares authorized: 50,333,336 shares issued and outstanding	503
Additional paid-in capital	156,842
Deficit accumulated during exploration stage	(388,261)

Total Stockholders' Deficit	(230,916)
Total Liabilities and Stockholders' Deficit	$507,997

See notes to financial statements

Shamika 2 Gold Inc.
An Exploration Stage Company
Consolidated Statement of Operations
From Inception (January 13, 2010) to December 31, 2010

REVENUE	$-

Operational Expenses
Organizational costs	86,750
Legal and professional fees	118,827
Management fee – related party (note 5)	40,000
Exploration costs	8,550
Other operational expenses	26,041

Operating Loss	280,168

Other Expenses
Interest expense	4,594
Loss from continuing operations before income taxes	284,762

Provision for Income taxes	-

Net loss from continuing operations	284,762

Loss from discontinued operations (note 4)	103,499

Net loss	$388,261

Loss per share from continuing operations - basic and diluted	$0.01
Loss per share from discontinued operations - basic and diluted	$0.00

Loss per share	$0.01

Weighted Average Number of Shares Outstanding	50,083,334

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

$637,502

See notes to financial statements

Shamika 2 Gold Inc.
An Exploration Stage Company
Consolidated Statement of Stockholders’ Deficit
From Inception (January 13, 2010) to December 31, 2010

	SGI Common Stock		Common Stock
						Deficit
	Shares	Dollars at Par ($.0001)	Shares	Dollars at Par ($.00001)	Additional Paid-In- Capital	Accumulated During Exploration Stage	Stockholders' Deficit

Shares issued at inception, January 13, 2010 (par value $0.0001)	13,235,305	$1,323		$-	$-	$-	$1,323

Cancellation of SGI shares due to reverse merger with Aultra Gold, Inc.	(13,235,305)	(1,323)					(1,323)

Recapitalization due to reverse merger with Aultra Gold, Inc. (par value $0.00001)			50,000,000	500			500

Common shares issued			333,336	3	99,997		100,000

Beneficial conversion feature of debt instrument					56,845		56,845

Net loss				-		(388,261)	(388,261)

Balances 12/31/10	-	$-	50,333,336	$503	$156,842	$(388,261)	$(230,916)

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