Form 10-Q
period 2011-09-30
SHAMIKA 2 GOLD, INC.
filed 2011-11-14
CIK 1330323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2011, the Issuer had 82,135,790 shares of common stock, par value $0.00001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION		3

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	F-2

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and for the three months ended September 30, 2011 and for the period from inception (January 13, 2010) through September 30, 2011 (unaudited)
		F-3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and for the period from inception (January 13, 2010) through September 30, 2011	F-4
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5-F-19

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	13

ITEM 4.	Controls and Procedures	13

PART II. OTHER INFORMATION		17

ITEM 1	Legal Proceedings	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3.	Defaults Upon Senior Securities	18

ITEM 4.	(Removed and Reserved)	18

ITEM 5.	Other Information	18

ITEM 6	Exhibits	18

	Signatures	19

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

As used in this Quarterly Report on Form 10-Q (the “Quarterly Report”), the terms "we", "us", "our", the “Company” and mean Shamika 2 Gold. Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Shamika 2 Gold, Inc.
An Exploration Stage Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Deferred financing costs	$8,234	$7,995
Prepaid expenses	7,583	-
Assets of discontinued operations	-	500,002
Total Current Assets	15,817	507,997
Long-term Assets
Mineral property	375,700	-
Total Assets	$391,517	$507,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, notes payable and other accrued liabilities	$272,167	$200,551
Accounts payable related party (note 5)	294,778	9,613
Liabilities of discontinued operations	-	503,499
Convertible notes payable, net of discounts of $159,034 and $53,526, respectively	98,889	24,974
Accrued interest	5,173	276
Total Liabilities	671,007	738,913

Commitments and Contingencies
Stockholders’ Deficit
Preferred stock, $0.00001 par value, 10,000,000 shares authorized: none issued or outstanding
Common stock, $0.00001 par value, 300,000,000 shares authorized: 82,135,790 and 50,333,336 shares issued and outstanding, respectively (note 6)	816	503
Additional paid-in capital	3,069,167	156,842
Deficit accumulated during exploration stage	(3,349,473)	(388,261)

Total Stockholders’ Deficit	(279,490)	(230,916)

Total Liabilities and Stockholders’ Deficit	$391,517	$507,997

See Notes to Condensed Consolidated Financial Statements

Shamika 2 Gold Inc.

An Exploration Stage Company
Condensed Consolidated Statements of Operations
(unaudited)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	From inception January 13, 2010 through September 30, 2010	From inception January 13, 2010 through September 30, 2011
REVENUE	$-	$-	$-	$-	$-
Operational Expenses
Consulting fees	-	-	1,753,250	-	1,753,250
Legal & Professional fees	34,804	30,424	154,903	59,924	273,729
Investor relations	22,963	-	41,556	-	41,556
Management fee – related party (note 5)	216,010	-	684,821	-	724,821
Exploration costs	-	-	-	-	8,550
Other operational expenses	198	55,384	16,037	59,399	42,079
Operating loss	273,975	85,808	2,650,567	119,323	2,843,984

Other expenses
Interest expense	95,363	-	288,143	-	292,737
Organization expense	-	-	-	500	86,750

Net loss from continuing operations	369,338	85,808	2,938,710	119,823	3,223,471
(Gain) Loss from discontinued operations (Note 4)	-	-	22,503	-	126,002

Net loss	$369,338	$85,808	$2,961,213	$119,823	$3,349,473

Loss per share from continuing operations – basic and diluted	$0.01	$0.00	$0.05	$0.00	$0.06

Loss per share from discontinued operations – basic and diluted	$-	$-	$-	$-	$-

Loss per share	$0.01	$0.00	$0.05	$0.00	$0.06

Weighted Average Number of Shares Outstanding	70,854,603	50,000,000	59,760,490	50,000,000	54,272,299

See Notes to Condensed Consolidated Financial Statements

Shamika 2 Gold Inc.

An Exploration Stage Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

		From inception
		January 13, 2010	From inception
	For the nine months	through	January 13, 2010
	ended September 30,	September 30,	through September
	2011	2010	30, 2011
Operating activities
Net loss	$(2,961,213)	$(119,823)	$(3,349,473)

Adjustments to reconcile net loss to cash used by operating activities
Amortization of financing costs	20,692	-	21,691
Amortization of debt discount	229,790	-	233,110
Loss from discontinued operations	22,503	-	126,002
Shares issued for services	1,829,900	-	1,879,900
Acquisition of mineral properties	(25,700)	-	(25,700)
Changes in:
Deferred financing costs	(239)	-	(8,234)
Prepaid expenses	(7,583)	-	(7,583)
Accrued interest	5,173	-	5,173
Accounts payable and accrued liabilities	71,341	119,823	272,167
Accounts payable - related party	277,213	-	136,325

Net cash used in operating activities of continuing operations	(538,122)	-	(716,622)
Net cash used in operating activities of discontinued operations	(26,000)	-	(26,000)
Net cash used in operating activities	$(564,122)	$-	$(742,622)

Financing activities
Proceeds from sale of common stock under subscription agreement	302,622	-	402,622
Proceeds from convertible notes	261,500	-	340,000
Net cash provided by financing activities	564,122	-	742,622

Total change in cash for period
Cash at beginning of period	-	-	-
Cash at end of period	-	-	-
	$-	$-	$-
Non-Cash Investing Activities
Shares issued to acquire mineral property	$350,000	$-	$350,000
Mining permits acquired in exchange for notes payable	-	500,002	500,002

Non-cash Financing Activities
Shares issued for satisfaction of note payable and accrued interest	$158,640	$-	$158,640

See Notes to Condensed Consolidated Financial Statements

Shamika 2 Gold, Inc.

An Exploration Stage Company
Notes to Condensed Consolidated Financial Statements
September 30, 2011
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
September 30, 2011
(unaudited)

b)	Going Concern – continued

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,961,213 for the nine month period ended September 30, 2011.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
September 30, 2011
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

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental contingencies or expenditures as of September 30, 2011 is not needed.

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
September 30, 2011
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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no mining projects in production as of September 30, 2011, and the asset retirement obligations are usually created as part of the production process. Accordingly, at September 30, 2011, the Company had no asset retirement obligations.

Shamika 2 Gold, Inc.

An Exploration Stage Company
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(unaudited)

k)	Mineral Properties, Mineral Claim Payments and Exploration Expenses

The Company capitalizes costs related to the acquisition of mineral properties. Costs related to the maintenance and exploration of unproven mineral properties to which it has secured exploration rights are expensed as incurred. If and when proven and probable reserves are determined for a property and a feasibility study is completed, then subsequent development costs of the property are capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. To date, excluding the mineral properties in the Democratic Republic of Congo which were discontinued (see note 4), the Company had not established the commercial feasibility of its exploration prospects, therefore all maintenance and exploration costs have been expensed. At September 30, 2011, in connection with the acquisition of the Montclerg property mineral rights (see Note 6), the Company had capitalized $350,000 of acquisition costs related to mineral properties.

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
September 30, 2011
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
September 30, 2011
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
September 30, 2011
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

There were no amounts reflected on the September 30, 2011 balance sheet related to discontinued operations as the assets and liabilities were disposed of on April 6, 2011.

The following table shows the results of operations of the disposal subsidiary for the three and six month period ended September 30, 2011:

	3 Month Period	9 Month Period
Revenues	$-	$-

Permits & Licences		20,000
Other administrative costs		6,000
Gain on disposal	(3,497)	(3,497)
Net Loss	$(3,497)	$22,503

No tax benefits were recorded on results of discontinued operations as realization of such does not meet recognition criteria.

Shamika 2 Gold, Inc.

An Exploration Stage Company
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(unaudited)

5.	Management Fees to Related Party

The Company operates under a management agreement with a related party Shamika Resources, Inc, which is controlled by the Company's CEO, Robert Vivian.  The Company has no employees or office expenses as such are provided by Shamika Resources Inc. through the management agreement.  During 2011 the agreement was informal and $684,821 was expensed as management fees to Shamika Resources, Inc. under the agreement.  The Company does not maintain any cash or bank accounts but relies upon advances from and payables to Shamika Resources, Inc, under the management agreement, which holds any cash the Company has raised as a result of debt or equity issuances and makes payments for services on the Company's behalf. Related party payables are recorded at their cost, are non-interest bearing, unsecured and have no specific terms for repayment. As of September 30, 2011, the Company owes $294,778 to Shamika Resources Inc. under the agreement.

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
September 30, 2011
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
September 30, 2011
(unaudited)

6.	Share Capital – continued

On April 14, 2011, the Company issued 4,800,000 shares of the Company’s Common stock to the founders of the Company.  The market value on that date was $0.26 per share, resulting in a value of this share grant of $1,248,000.

On April 19, 2011, the Company sold two capital units (Units) pursuant to a subscription agreement for a cash consideration of $50,000.  Each Unit consisted of 83,334 shares of common stock and 41,667 warrants.  The warrants have three year expiration.  The warrants also are subject to a mandatory exercise provision which will require the holder of the warrants to exercise the warrants when the average closing price of the Company’s Common Stock has been equal to or greater than $0.50 for ten consecutive trading days.

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
September 30, 2011
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

In July 2011 Asher Enterprises converted a Convertible Note, face value $50,000, into Common stock.  The conversion resulted in the Company issuing 1,696,455 Common shares.

On August 23, 2011, the Company issued 250,000 shares of the Company’s Common stock to MidSouth Capital Inc., a public relations firm.  The market value on that date was $0.024 per share, resulting in a value of this share grant of $6,500.

On August 30, 2011, the Company sold a capital unit (Units) pursuant to a subscription agreement for a cash consideration of $15,000.  Each Unit consisted of 1,302,084 shares of common stock.

Shamika 2 Gold, Inc.

An Exploration Stage Company
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(unaudited)

6.	Share Capital – continued

On August 30, 2011, the Company sold three capital units (Units) pursuant to a subscription agreement for a cash consideration of $112,621.88.  Each Unit consisted of 3,258,735 shares of common stock.  The proceeds were used to repay a Convertible Note due to War Chest Capital Multi-Strategy Fund LLC.

On August 31, 2011, the Company issued 50,000 shares of Common Stock to Lam Chan Tho for consulting services.  The market value on that date was $0.028 per share, resulting in a value of this share grant of $1,400.

On September 16, 2011 Asher Enterprises converted a portion of a Convertible Note, face value $12,000, into Common stock.  The conversion resulted in the Company issuing 800,000 Common shares.

On September 22, 2011 Asher Enterprises converted a portion of a Convertible Note, face value $15,000, into Common stock.  The conversion resulted in the Company issuing 2,000,000 Common shares.

7.	Convertible Notes

The Company had convertible promissory notes outstanding at September 30, 2011 and December 31, 2010 as follows:

	Notes Outstanding as of
Convertible Notes - Net of Debt Discount	September 30, 2011	December 31, 2010

Asher Enterprises #1	$-	$24,974
Asher Enterprises #2	-
Asher Enterprises #3	44,068
Asher Enterprises #4	34,201
Asher Enterprises #5	19,738
Asher Enterprises #6	341
Coventry	26,913

	$125,279	$24,974

On January 3, 2011, the Company issued a Secured Convertible Note in the amount of $50,000 to Asher Enterprises Inc. due September 3, 2011 and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time from January 3, 2011 and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable.  The minimum amount due in default is 150% x (outstanding principal + unpaid interest).  As of September 30, 2011, the note had been fully converted into 1,696,455 shares of the Company’s common stock.

Shamika 2 Gold, Inc.

An Exploration Stage Company
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(unaudited)

7.	Convertible Note – continued

On March 2, 2011 the Company issued a Secured Convertible Note in the amount of $102,500 to War Chest Capital Multi-Strategy Fund LLC., due September 2, 2011 and bearing interest at the rate of 9.875% per annum.  The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The lender has the option to convert the outstanding principal and interest of this Note into fully-paid and non-assessable shares of the Company’s Common Stock at a 30% discount to the Fair Market Value but not to exceed $0.75 per share.  In the event of default, the Note is immediately payable.  In the event of default, additional interest will accrue at the rate equal to the lesser of (i) 15% per annum in addition to the Interest Rate or (ii) the highest rate permitted by law, per annum until all outstanding principal, interest and fees are repaid in full. ).  This note was repaid in full on September 2, 2011.

On March 3, 2011 the Company issued a Secured Convertible Note in the amount of $53,000 to Asher Enterprises Inc. due December 3, 2011 and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time from March 3, 2011 and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable.  The minimum amount due in default is 150% x (outstanding principal + unpaid interest). As of September 30, 2011, $8,932 in unamortized discount remained associated with the beneficial conversion feature.  On September 16, 2011, the Conversion Price per share of Common Stock was amended to thirty one percent (31%) of the average of the three lowest prices, as defined, of the Company’s Common Stock for the ten trading days preceding a Conversion Date). As of September 30, 2011, the note had been partially converted into 2,800,00 shares of the Company’s common stock.  The principal amount remaining on this note is $26,000 as of September 30, 2011.

On March 17, 2011 the Company executed a Convertible Note in the amount of $50,000 in favour of Coventry Enterprises LLC.  Pursuant to the terms of the Note, the Company is required to issue the Holder 50,000 common shares, par value $0.00001 per share.  The Conversion Price per share of Common Stock shall be the lower of $.30 or thirty five percent (35%) of the average of the three lowest prices, as defined, of the Company’s Common Stock for the fifteen trading days preceding a Conversion Date). As of September 30, 2011, $22,452 in unamortized discount remained associated with the beneficial conversion feature.

On April 28, 2011 the Company issued a Secured Convertible Note in the amount of $50,000 to Asher Enterprises Inc. due January 28, 2012 and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time from April 28, 2011 and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable.  The minimum amount due in default is 150% x (outstanding principal + unpaid interest). As of September 30, 2011, $15,799 in unamortized discount remained associated with the beneficial conversion feature. On September 16, 2011, the Conversion Price per share of Common Stock was amended to thirty one percent (31%) of the average of the three lowest prices, as defined, of the Company’s Common Stock for the ten trading days preceding a Conversion Date).

Shamika 2 Gold, Inc.

An Exploration Stage Company
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(unaudited)

7.	Convertible Note – continued

On June 28, 2011 the Company issued a Secured Convertible Note in the amount of $50,000 to Asher Enterprises Inc. due March 27, 2012 and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time from June 28, 2011 and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 52% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable.  The minimum amount due in default is 150% x (outstanding principal + unpaid interest). As of September 30, 2011, $30,262 in unamortized discount remained associated with the beneficial conversion feature.

On September 19, 2011 the Company issued a Secured Convertible Note in the amount of $8,500 to Asher Enterprises Inc. due June 19, 2012 and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time from September 19, 2011 and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 31% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable.  The minimum amount due in default is 150% x (outstanding principal + unpaid interest). As of September 30, 2011, $8,158 in unamortized discount remained associated with the beneficial conversion feature.

8.	Subsequent events

On October 6, 2011 Asher Enterprises converted part of Note #3 in the amount of $10,000 resulting in the issuance of 3,030,303 shares of the Company’s common stock.  The remaining principal owing on the note is $16,000.

On November 3, 2011 Asher Enterprises converted part of Note #3 in the amount of $2,500 resulting in the issuance of 1,923,077 shares of the Company’s common stock.  The remaining principal owing on the note is $13,500.

On November 8, 2011 Asher Enterprises converted part of Note #3 in the amount of $2,500 resulting in the issuance of 2,083,333 shares of the Company’s common stock.  The remaining principal owing on the note is $11,000.

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported.  The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

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

Results of Operations

During the nine-month period ended September 30, 2011, the Company incurred operating expenses of $2,673,070 and interest expenses of $288,143 as compared to operating expenses of $119,323 for the period ended September 30, 2010. The operating expenses in 2011 primarily consisted of management fees of approximately $685,000 and legal and professional fees of approximately $155,000 in addition to consulting fees of approximately $1,753,000. The consulting fees were paid in shares as follows:  4,800,000 common stock issued to the founders, 1,800,000 shares issued to Frederic de La Forge, the Company’s COO, 1,262,819 issued to Centurion Equity Fund LLC for commitment and legal fees pursuant to an Equity line of credit facility and 1,007,565 shares issued to various consultants for services rendered.

On April 6, 2011 the Company assigned all rights and interests in the assets and liabilities of Shamika Gold Mining SPRL to a related company, Shamika Congo Kahele SPRL.  The Company has no continuing involvement in Shamika Gold Mining SPRL.  As a result of the decision to abandon the Congo projects, the Company accounted for the subsidiary disposal as discontinued operations.  As a result of this decision, the Company incurred losses from discontinued operations of $22,503 during the six-month period ended September 30, 2011.

Employees

As of September 30, 2011, the Company had no full time employees as operations are provided for through a management contract with a related party. The Company anticipates that it will be conducting most of its business through agreements with consultants and third parties.

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

1 Prospect Report, Projet Ruisseau-Morin, par Bertrand Brassard, Géologue, M. Sc., January 1994

Liquidity and Capital Resources

At September 30, 2011, our cash was $0.  Since our inception on January 13, 2010, to the end of the period ended September 30, 2011, we have incurred losses of $3,005,835. We attribute our net loss to having no revenues to offset our operating expenses.

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

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the fiscal period ending September 30, 2011 our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and principal accounting officer in a manner that allowed for timely decisions regarding required disclosure.

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

As of September 30, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2011, there were no changes in our internal controls over financial reporting that we believe could materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2011 Asher Enterprises converted a Convertible Note, face value $50,000, into Common stock.  The conversion resulted in the Company issuing 1,696,455 Common shares.

On August 23, 2011, the Company issued 250,000 shares of the Company’s Common stock to MidSouth Capital Inc., a public relations firm.  The market value on that date was $0.024 per share, resulting in a value of this share grant of $6,500.

On August 30, 2011, the Company sold a capital unit (Units) pursuant to a subscription agreement for a cash consideration of $15,000.  Each Unit consisted of 1,302,084 shares of common stock.

On August 30, 2011, the Company sold three capital units (Units) pursuant to a subscription agreement for a cash consideration of $112,621.88.  Each Unit consisted of 3,258,735 shares of common stock.  The proceeds were used to repay a Convertible Note due to War Chest Capital Multi-Strategy Fund LLC.

On August 31, 2011, the Company issued 50,000 shares of Common Stock to Lam Chan Tho for consulting services.  The market value on that date was $0.028 per share, resulting in a value of this share grant of $1,400.

On September 16, 2011 Asher Enterprises converted a portion of a Convertible Note, face value $12,000, into Common stock.  The conversion resulted in the Company issuing 800,000 Common shares.

On September 19, 2011 the Company issued a Secured Convertible Note in the amount of $8,500 to Asher Enterprises Inc. due June 19, 2012 and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time from September 19, 2011 and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 31% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable.  The minimum amount due in default is 150% x (outstanding principal + unpaid interest). As of September 30, 2011, $8,159 in unamortized discount remained associated with the beneficial conversion feature.

On September 22, 2011 Asher Enterprises converted a portion of a Convertible Note, face value $15,000, into Common stock.  The conversion resulted in the Company issuing 2,000,000 Common shares.

Except as noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated there under. Each of the above-referenced investors in our stock represented to us in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

On November 8, 2011, Henry Riedl resigned as the Registrant’s Secretary.  On  November 8, 2011, Robert Vivian was appointed as his replacement as Secretary.  Mr. Vivian has not been involved in any transaction with the Company that would require disclosure under Item 404(a) of the Regulation S-K.

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

Date: November 9, 2011	/s/ Robert Vivian
Name: Robert Vivian
Title: President and Chief Executive Officer and Interim Financial Officer
(Principal Executive and Accounting Officer)

/s/ Frederic Clement de La Forge
Name: Frederic Clement de La Forge
Title: Chief Operating Officer

/s/ Terence Ortslan
Name: Terence Ortslan
Title: Director