Form 10-K
period 2011-12-31
SHAMIKA 2 GOLD, INC.
filed 2012-04-16
CIK 1330323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes ☒	No☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Registrant’s revenues for its most recent fiscal year: $0.00

The aggregate market value of the common stock, $0.00001 par value, held by non-affiliates of the issuer, based upon the closing price of Common Stock on June 30, 2011, as reported on the Over the Counter Bulletin Board under the symbol “SHMX.OB,” was approximately $2,232,368.

The number of shares outstanding of each class of our common equity as of April 13, 2012 is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $0.00001	297,004,053

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

2

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

All such forward-looking information involves risks and uncertainties and may be affected by many factors, some of which are beyond our control. These factors may include, without limitation:

●	Develop the reputation of Shamika 2 Gold, Inc. (“S2G”) as a successful mining property acquisition and exploration company;
●	Successfully identify and exploit mining opportunities;
●	Develop viable strategic alliances; and
●	Maintain sufficient volume of successful new mining opportunities.
●	Regulatory, competitive or other economic influences.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to obtain additional funding as the exploration for commercially exploitable mineral deposits or reserves, as well as general, legal, accounting and administrative expenses associated with our reporting requirements with the SEC, is expected to require from us total expenditures over the next two years in an approximate amount of $2,000,000.
●	Our ability to obtain additional funding as we presently do not have sufficient funds to pursue our stated plan of operation for the next twelve-month period.

●	Our ability to be successful in our acquisition and exploration of gold and mineral properties activities.
●	Our ability to attract and retain management.

●	The intensity of competition for commercially exploitable mineral deposits or reserves; and existing and potential performance issues with suppliers and customers;
●	governmental export and import policies;

●	global trade policies;
●	worldwide political stability and economic growth;

●	potential entry of new, well-capitalized competitors into our markets;
●	changes in our capital structure and cost of capital; and

●	general economic conditions.

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

On December 31, 2009, pursuant to a Stock Purchase Agreement by and among Dutch Gold, Rauno Perttu, Strategic Minerals Inc., and Aultra Gold Capital Inc., a Turks and Caicos corporation, Dutch Gold acquired controlling interest of Aultra USA for a purchase price of One Million newly-issued shares of Dutch Gold’s common stock, par value 0.001 per share.

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

On March 24, 2010, the Company filed a Certificate of Change to its Articles of Incorporation to decrease the number of authorized shares of Common Stock from 500,000,000 to 50,000,000 and concurrently effecting a 1 for 10 reverse split of the Company’s issued and outstanding shares of Common Stock and change in par value $0.001 per share to par value $0.00001 per share.

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

As of the date of this filing, the Board of directors of the Company consists of Mr. Henry Riedl, and Mr. Kim Koffel.

The officers of the Company are, as at the date of this filing, Mr. Henry Riedl, President, Chief Executive Officer, Chief Financial Officer and Corporate Secretary.

General Overview of Business

S2G is engaged in the business of acquiring and exploring gold and mineral properties principally located in Canada, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

Recent Developments

Congo Property

On April 2, 2010, the Company acquired production exploration permits located in the Democratic Republic of Congo for the sum of $500,000. On April 6, 2011, the Company assigned all rights and interests in the assets and liabilities of its mineral rights in the Congo to a related company, Shamika Congo Kahele SPRL. The Company has no further operations or interests in the Congo.

Cambodia Property

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

Pursuant to the Agreement, the Company agreed to acquire 85% of the outstanding equity of MIG Mauritius (“MIG Mauritius Shares”), from the MIG Mauritius holders solely in exchange for an aggregate for fifty-seven million (57,000,000) newly issued shares of the Company’s common stock (“Common Stock”), par value $0.00001 per share (“Shamika Exchange Shares”) and five hundred thousand (500,000) shares of the Company’s Series B Performing Preferred Stock, par value $0.00001 per share (the “Performing Preferred Shares”). The result would have entitled the Company to receive a dividend equal to forty-five percent (45%) of the net operating profit, after taxes, of MIG’s mining project operations in Samlaut, Cambodia (the “Performing Preferred Shares”, collectively with the Shamika Exchange Shares, the “Exchange Shares”).  The Shamika Exchange Shares were to be issued to the MIG Mauritius Holders on a pro rata basis, on the basis of the shares held by such MIG Mauritius Holders at the time of the Exchange. The deal was expected to close following the completion of funding certain investment commitments to the project. Following the closing, the former holders of the Shamika Exchange Shares would have beneficially owned approximately 51% of the outstanding shares of our Common Stock and 100% of the total outstanding shares of Performing Preferred Shares.

In addition, the Company agreed to provide the project financing, required for the realization of the exploration and exploitation projects related to: the 254km2 property in Samlaut District, Battambang and Pailin provinces, in the Kingdom of Cambodia; the 94km2 property in Kompovpur Village, Samlaut District, in Battambang province, Kingdom of Cambodia; and other projects, subject to board approval.

During the fourth quarter of 2011, due to the inability of the Company to raise the required financing needed to obtain the permits and further the project, the Agreement was nullified and the project discontinued. Each party to the Agreement released the other from any claims. The Company has no further operations or interests in Cambodia.

Quebec Property

On December 20, 2010, the Company entered into the Montclerg Property- Property Sale Agreement (the “Agreement”) with Lam Chan Tho (“Tho”). Pursuant to the Agreement, the Company acquired all of the interests in certain mineral claims owned by Tho in consideration for five million shares of the Company’s Common Stock, and payment of a royalty of two and one half percent of the net smelter returns, as further described in the Agreement. No activity was incurred on this site in 2011. The Company plans to expend resources to explore and further develop this claim in 2012.

Dutch Gold Inc. – Subscription Agreements

On November 16, 2010, Dutch Gold Resources, Inc. executed a Subscription Agreement to purchase up to $2,000,000 of units in the Company's private placement offering. As of December 31, 2011 and 2010, the Company had received a total of $200,000 and $100,000, respectively in payments from Dutch Gold for 8 and 4 units, respectively. Each unit is comprised of 83,334 common shares and 41,667 warrants of the Company’s common stock. The exercises of the Subscription Agreements with Dutch Gold resulted in the issuance of a total of 666,672 shares of common stock of the Company, par value $0.00001 per share, and the issuance of a total of 333,336 Warrants of the Company’s common stock at the exercise price of $0.50 per share and expiring in three years.  All of the Warrants are subject to a mandatory exercise provision which will require Dutch Gold to exercise the Warrants provided that the average closing price of the Company’s Common Stock has been equal to or greater than $0.75 for ten consecutive trading days.

Loan Agreements

Asher Enterprises Inc.

On December 14, 2010, the Company issued a Secured Convertible Note in the amount of $78,500 to Asher Enterprises Inc. due 9 months after issuance and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable and the minimum amount due is 150% times (outstanding principal + unpaid interest).  On June 21, 2011, the Convertible Note and the accrued interest were converted to 1,223,988 common shares of the Company.

On January 3, 2011, the Company issued a Secured Convertible Note in the amount of $50,000 to Asher Enterprises Inc. due September 3, 2011 and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time from January 3, 2011 and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable and the minimum amount due in default is 150% of outstanding principal plus unpaid interest. In July, 2011, the Convertible Note was converted to 1,696,455 common shares of the Company.

On March 3, 2011,  the Company issued a Secured Convertible Note in the amount of $53,000 to Asher Enterprises Inc. due 9 months after issuance and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% (later amended to 31%) multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable and the minimum amount due is 150% of outstanding principal plus unpaid interest.  In multiple transactions from September to December 2011, the Convertible Note and accrued interest were converted to 30,775,032 common shares of the Company.

On April 28, 2011,  the Company issued a Secured Convertible Note in the amount of $50,000 to Asher Enterprises Inc. due 9 months after issuance and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% (later amended to 31%) multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable and the minimum amount due is 150% of outstanding principal plus unpaid interest.  Asher can request payment in shares. In December 2011, $15,600 of the face value of the note was converted to 49,550,756 common shares of the Company.

On June 28, 2011,  the Company issued a Secured Convertible Note in the amount of $50,000 to Asher Enterprises Inc. due 9 months after issuance and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 52% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable and the minimum amount due is 150% of outstanding principal plus unpaid interest.  Asher can request payment in shares.

On September 19, 2011,  the Company issued a Secured Convertible Note in the amount of $8,500 to Asher Enterprises Inc. due 9 months after issuance and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 31% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable and the minimum amount due is 150% of outstanding principal plus unpaid interest.  Asher can request payment in shares.

War Chest Capital Multi-Strategy Fund LLC

On March 2, 2011 the Company issued a Secured Convertible Note in the amount of $102,500 to War Chest Capital Multi-Strategy Fund LLC., due September 2, 2011 and bearing interest at the rate of 9.875% per annum.  The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The lender has the option to convert the outstanding principal and interest of this Note into fully-paid and non-assessable shares of the Company’s Common Stock at a 30% discount to the Fair Market Value but not to exceed $0.75 per share.  In the event of default, the Note is immediately payable.  In the event of default, additional interest will accrue at the rate equal to the lesser of (i) 15% per annum in addition to the Interest Rate or (ii) the highest rate permitted by law, per annum until all outstanding principal, interest and fees are repaid in full. This note was repaid in full in August 2011.

Coventry Enterprises, LLC

On March 17, 2011, the Company issued a Convertible Note in the amount of $50,000 to Coventry Enterprises, LLC.  The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The Conversion Price per share of Common Stock shall be the lower of $.30 or thirty five percent (35%) of the average of the three lowest Volume Weighted Average Price (“VWAP”) prices of the Company’s Common Stock for the fifteen trading days preceding a Conversion Date. The VWAP will be determined by Bloomberg LP Professional Service. As compensation for entering into the note, the Company issued 50,000 shares of common stock to Coventry Enterprises, LLC.

Description of S2G’s Properties

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

Type of claims

The concessions are essentially alluvial and eluvial deposits. They are governmental exploration mining concessions.

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

The company plans to conduct surveys and other exploration work amounting to approximately $2,000 per claim for an aggregate amount of $86,000 in 2012. The company also plans to prepare a 43-101 report at a cost of approximately $400,000.

Preliminary surveys have found traces of gold on the property and it is recommended that we undertake additional investigation to localize and determine the extent of the source. Property brooks Arnold Morin is located about 200 km east of Montreal and 35 km south of Lake Township Megantic in Woburn, about 15 km south of the village of St-Augustin de Woburn (maps 1: 50 000 sheets 21 th / 21 th and 2 / 7). Canada border - the U.S. is located near the eastern boundaries of the property. The property covers a total area of approximately 1750 hectares divided into a block of 41 contiguous lots. The property is situated in the southern Quebec Appalachians, in the region of the Megantic. The property sector includes, among other things, the massive Lake Chains and granite Devinien Lake to spiders. The formation of the Arnold River, part of the Chain Lakes massif, is regarded as a scale of Grenville. The rock formation is stuck in a thrust fault against the mixing unit Cambro-Ordovician. It consists of a mixture of meta-crystalline gray sandstone, more or less dark grained ranging from fine to medium. We also find granitic gneisses and quartzo-feldspathic granulites (Cheve, 1978). The thickness of this formation may reach several kilometers in the southern part of Quebec.1

An inspection of the Morin placer occurred on November 3 and 4, 2010. Two pannings were done in favorable places for gold deposition. Two gold nuggets were found in the second panning. The SM analysis suggests that the gold is coming from a regolith. This hypothesis is possible since the river valley is perpendicular to the main glacial flow in a similar way as Gilbert River and Mining brook, where gold-bearing placers are known. The valley is of SW-NE orientation. It is this orientation (perpendicular to the main glacial flow) that preserved the pre-Johnville sediments at Mining brook and at Gilbert River.

1 Prospect Report, Projet Ruisseau-Morin, par Bertrand Brassard, Géologue, M. Sc., January 1994

Projected Costs for Plan of Mining Operations

Our business plan calls for significant expenses in connection with the mining plans for development of production on the properties. Until funding becomes available, the plan cannot be implemented.

We do not have sufficient funds to conduct the 2012 work phases and the Company will require additional financing in order to complete the exploration work.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, well safety and other matters. Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations. The Company has had no material costs related to compliance and/or permits, and anticipates no material costs in the next year.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. These costs are generally incurred as part of the mining process. To date, no mining has taken place so no liability has been incurred.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

●	Water discharge will have to meet water standards;
●	Dust generation will have to be minimal or otherwise re-mediated;
●	Dumping of material on the surface will have to be re-contoured and re-vegetated;
●	An assessment of all material to be left on the surface will need to be environmentally benign;
●	Ground water will have to be monitored for any potential contaminants;
●	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
●	There will have to be an impact report of the work on the local fauna and flora.

Competition

Many companies are engaged in the exploration and development of mineral properties. The Company is at a disadvantage with respect to those competitors whose technical staff and financial resources exceed the Company’s. Our lack of revenues and limited financial resources further hinder our ability to acquire additional mineral interest.

Employees

As of December 31, 2011, the Company had no full time employees. The Company anticipates that it will be conducting most of its business through agreements with consultants and third parties.

ITEM 1A.	RISK FACTORS

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

We have no operating history and have not proved that we can operate successfully. We face all of the risks inherent in a new business.  From our inception on January 13, 2010 to the end of the period ended December 31, 2011, we have not earned any revenue. The exploration for commercially exploitable mineral deposits or reserves, as well as general, legal, accounting and administrative expenses associated with our reporting requirements with the SEC, is expected to require from us total expenditures over the next twelve months in an approximate amount of $500,000 . We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve-month period. We will require additional financing for our operational expenses, and further exploration work for commercially exploitable mineral deposits or reserves.

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

We have incurred losses of $2,811,768 during the year ended December 31, 2011.  In addition, during that period, we have a net working capital deficiency of $393,486 at December 31, 2011. We expect to continue to incur significant operating expenses as we maintain our current exploration programs.  Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, of which there can be no assurance, you may experience significant additional dilution.

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

We are a small company with no employees as of December 31, 2011. We hope to experience a period of expansion in employees, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We require additional working capital in order to achieve commercial production at the Montclerg Property.

The company has no current operating funds to complete the intended plan of mining operations for the Montclerg Property.  The Company does not have sufficient funds on hand for the unpaid amounts of our estimated costs related to maintaining the minimum annual payment obligations associated with the maintenance of the Montclerg Property as discussed in this Annual Report and our estimated administrative costs for 12 months from the date of this Annual Report. Therefore, we will need to obtain additional financing in order to complete our business plan. As of December 31, 2011, the Company had no cash. The Company has no income from operations.

Our business plan calls for significant expenses in connection with the continued evaluation and development to production of the Montclerg Property. The Company does not have sufficient funds to conduct the initial mine development work on the property.  The Company will require additional financing in order to complete remaining phases of mine development and production capacity.

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

Each subsequent phase of mine development will require additional funds beyond the Company’s current cash resources. The Company will need to obtain additional financing from the sale of its securities to fund these operational expenditures and future administrative costs. Our administrative costs will be dependent upon the time frame undertaken to complete the remaining phases of our plan of mining operations. We do not have funding in our current operating funds sufficient to cover our administrative costs for the period of one year from the date of this Annual Report, which are estimated to be $350,000 .  To the extent we need more than one year to complete the remaining exploration or our administrative costs are higher than estimated, we will require additional financing to cover administrative costs.

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

As of April 13, 2012 the Company has approximately a total of 297,004,053 shares of Common Stock issued and outstanding. If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in the Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Principal Executive Offices

We currently have an arrangement to maintain our main office located at 1350 Broadway, New York, New York 10018.

Minerals Properties

For a further description of our properties, see Item 1 “Description of Business”

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in claims and suits that arise in the ordinary course of our business. Although management currently believes that resolving any such claims against us will not have a material adverse impact on our business, financial position or results of operations, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Except as disclosed herein, we are not aware of any material, existing or pending legal proceedings nor are we involved as a plaintiff in any material proceeding or pending litigation.

The Company was named as a defendant in a civil suit commenced in the Vancouver Supreme Court, British Columbia, Canada in an action entitled Al Kassab v. Dutch Gold Resources, Inc., Shamika 2 Gold, Inc., et. al.. The Plaintiff alleges that he was entitled to receive 400,000 shares of the Company’s common stock from the Company and the other named Defendants. Dutch Gold Resources, Inc. is indemnifying the Company in the action.

ITEM 4.	MINE AND SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and this Item is included in Exhibit 95 to this annual report on Form 10-K. There are no current mine safety violations for the Company.

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

	High	Low

Fiscal Year 2011 (January 1, 2011 - December 31, 2011)
First quarter (January 1, 2011 - March 31, 2011)	$0.87	$0.20
Second quarter (April 1, 2011 - June 30, 2011)	$0.34	$0.065
Third quarter (July 1, 2011 - September 30, 2011)	$0.09	$0.014
Fourth quarter (October 1, 2011 - December 31, 2011)	$0.015	$0.0006

Fiscal Year 2010 (March 26, 2010 - December 31, 2010)
First quarter (March 26, 2010 - March 31, 2010) *	$1.50	$1.00
Second quarter (April 1, 2010 - June 30, 2010)	$1.00	$0.50
Third quarter (July 1, 2010 - September 30, 2010)	$0.50	$0.25
Fourth quarter (October 1, 2010 - December 31, 2010)	$0.25	$0.53

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

(b) Numbers of Shareholders

The approximate number of holders of our Common Stock as of December 31, 2011 was 2,535.

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

(d) Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

As of the end of our fiscal year ended December 31, 2011, we had no incentive stock option plans.

Long-Term Incentive Plans Awards in Last Fiscal Year

None.

Recent Sales of Unregistered Securities

During 2011 Fiscal Year

On January 13, 2011, the Company sold two capital units (Units) pursuant to a subscription agreement for a cash consideration of $50,000. Each Unit consisted of 83,334 shares of common stock and 41,667 warrants.  The warrants have three year expiration.  The warrants also are subject to a mandatory exercise provision which will require the holder of the warrants to exercise the warrants when the average closing price of the Company’s Common Stock has been equal to or greater than $0.50 for ten consecutive trading days.

On January 3, 2011, the Company issued a Secured Convertible Note in the amount of $50,000 to Asher Enterprises Inc. due September 3, 2011 and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time from January 3, 2011 and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable and the minimum amount due in default is 150% of outstanding principal plus unpaid interest. In July, 2011, the Convertible Note was converted to 1,696,455 common shares of the Company.

On January 19, 2011, as a result of a subscription agreement that was executed with El Oro, Ltd. on November 16, 2010, the Company received $75,000 in payments from El Oro Ltd. for 3 Units resulting in the issuance of 250,008 shares of Common Stock of the Company, par value $0.00001 per share and 125,004 Warrants of the Company’s Common Stock at the exercise price of $0.30 per share.

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

On March 3, 2011,  the Company issued a Secured Convertible Note in the amount of $53,000 to Asher Enterprises Inc. due 9 months after issuance and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% (later amended to 31%) multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable and the minimum amount due is 150% x (outstanding principal + unpaid interest).  In multiple transactions from September to December 2011, the Convertible Note and accrued interest were converted to 30,775,032 common shares of the Company.

On March 17, 2011, the Company issued a Convertible Note in the amount of $50,000 to Coventry Enterprises, LLC. The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The Conversion Price per share of Common Stock shall be the lower of $.30 or thirty five percent (35%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding a Conversion Date. The VWAP will be determined by Bloomberg LP Professional Service. As compensation for entering into the note, the Company issued 50,000 shares of common stock to Coventry Enterprises, LLC.

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

On April 28, 2011, the Company issued a Secured Convertible Note in the amount of $50,000 to Asher Enterprises Inc. due 9 months after issuance and bearing interest at the rate of 8% per annum. The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% (later amended to 31%) multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable and the minimum amount due is 150% x (outstanding principal + unpaid interest).  Asher can request payment in shares. In December 2011, $15,600 of the face value of the note was converted to 49,550,756 common shares of the Company.

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

On June 28, 2011,  the Company issued a Secured Convertible Note in the amount of $50,000 to Asher Enterprises Inc. due 9 months after issuance and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 52% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable and the minimum amount due is 150% x (outstanding principal + unpaid interest).  Asher can request payment in shares.

In July 2011 Asher Enterprises converted a Convertible Note, face value $50,000, into Common stock.  The conversion resulted in the Company issuing 1,696,455 shares of common stock.

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

On September 19, 2011,  the Company issued a Secured Convertible Note in the amount of $8,500 to Asher Enterprises Inc. due 9 months after issuance and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time during the period beginning on the date of the Note and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 31% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable and the minimum amount due is 150% x (outstanding principal + unpaid interest).  Asher can request payment in shares.

From September 16, 2011 to December 13, 2011 Asher Enterprises converted a Convertible Note (Asher #3), face value $53,000, into Common stock. The conversion resulted in the Company issuing 30,775,032 Common shares.

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

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Annual Report that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Actions of regulatory agencies, changes in regulations and in interpretation of regulations;

2. Our ability to raise appropriate capital within expected time periods;

3. Commodity price fluctuations;

4. Availability of goods and services; and

5. Variations in geological conditions.

All written and oral forward-looking statements made in connection with this Annual Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

Shamika 2 Gold’s goals and objective for the current year will be adjusted according to the availability of funds and changing market conditions.  Management has identified several work programs for its Montclerg properties. Management’s goal is to raise at least $500,000 to move these properties forward.  As additional funds become available, management plans to continue to advance its current properties.

Much of the past year has been spent on raising capital to fund the Company’s activities.  While the effects from some of the changes continue, we believe that our reorganizational efforts have been successful and a stronger and more experience management team is in the process of being created, which will lay the foundation of our future growth.

No Operating History- Need for Additional Capital

There is no historical information about us upon which to base an evaluation of our performance. We are at an exploration stage operation and have had no revenues. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise. We must raise approximately $500,000 to $2,000,000 in planned equity financing over the next two years in order to carry-out our Plan of Operations.

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations.

Results of Operations for the Year Ended December 31, 2011 compared with the Period from Inception, January 13, 2010, through December 31, 2010

We have earned no revenues from Shamika 2 Gold’s inception on January 13, 2010 to December 31, 2011.  We have only commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on properties, or if such minerals are discovered, that we will enter into commercial production. We do not anticipate earning revenues for the foreseeable future.

The operating loss for the year ended December 31, 2011 was $2,378,728, compared to $193,418 for the period from inception, January 13, 2010, through December 31, 2010. A substantial portion of the $2,185,310 increased operating loss is attributable to the $1,753,250 in consulting fees paid in 2011 with no comparable fees paid in the prior period. The consulting fees were paid in common shares of the Company as follows: 4,800,000 common stock issued to the founders, 1,800,000 shares issued to Frederic de La Forge for services as COO of the Company, 1,262,819 issued to Centurion Equity Fund, LLC for commitment and legal fees pursuant to an equity line of credit facility and 957,565 shares issued to various consultants for services rendered.

Management fees paid to a related party for the year ended December 31, 2011 were $423,670 as compared to $40,000 in the prior period, which is an increase of $383,670. The increase in management fees was for remuneration of personnel and consultants, rent, communications expense and office expenses.

Interest expense for the year ended December 31, 2011 was $384,840 as compared to $4,594 for the period from inception, January 13, 2010, to December 31, 2010. The increase of $380,246 is due to the increase in notes payable entered into and outstanding in 2011 as compared to 2010. Interest expense is comprised of the accrual of contractual interest, amortization of deferred financing costs and amortization of the debt discount on convertible notes payable.

Net loss for the year ended December 31, 2011 and 2010 was $2,811,768 and $388,261, respectively.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

Currently, we do not maintain any cash accounts. Our expenses were paid and cash was provided through a management agreement with a related party.

At December 31, 2011, our cash was $-0- and we had currently liabilities of $395,653. Since our inception on January 13, 2010, to the end of the period ended December 31, 2011, we have incurred losses of $3,200,029. We attribute our net loss to having no revenues to offset our operating expenses.

Cash Flow

We have no cash flow from operations and do not have cash and or equivalents to meet our core operational requirements for the next 12 months, and we will be required to raise additional working capital to fund our Plan of Mining Operations of approximately $500,000 to $2,000,000 in planned equity financing over the next two years.

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

Off-Balance Sheet Arrangements

The Company was not involved in any significant off-balance sheet arrangement during the period ended December 31, 2011.

Future Plans

Shamika 2 Gold’s goals and objective for the current year will be adjusted according to the availability of funds and changing market conditions.  Management has identified several work programs for its Montclerg property. Management’s goal is to raise at least $500,000 to move these properties forward. Management has had and will continue to have discussions both for acquisitions and financing with the goal that both the properties and financing can be arranged in a coordinated time frame.  Management’s focus in these efforts is to enhance shareholder value and create a base of operations from which future expansion and growth can occur.

GOING CONCERN

In connection with their audit report on our consolidated financial statements as of December 31, 2011, Hancock Askew & Co., LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to generate revenues and raise capital.

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

Convertible Instruments

The Company reviews the terms of convertible debt and equity instruments to determine whether there are conversion features or embedded derivative instruments including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion options that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue free standing warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. In addition, certain conversion features are recognized as beneficial conversion features to the extent the conversion price as defined in the convertible note is less than the closing stock price on the issuance of the convertible notes. A change in the market price of our common stock would result in a change in the number of shares that would be issued based on the conversion features of the related convertible notes.

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

In May 2011, the FASB issued an Accounting Standards Update on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles, and requires additional disclosures about fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

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

E.   The Registrant has made the contents of its Form 8-K available to Gruber and requested it to furnish a letter to the Commission as to whether Gruber agrees or disagrees with, or wishes to clarify the Registrant's expression of their views. Gruber has furnished the requested letter which is attached to the Form 8-K/A as Exhibit 16.1, filed on March 3, 2011.

2.	New Independent Registered Public Accounting Firm.

The Registrant has engaged Hancock as its new independent certified public accounting firm to audit the Registrant’s financial statements for December 31, 2010 and 2011. During the two most recent years or any subsequent interim period prior to engaging Hancock, the Registrant did not consult such firm on any of the matters regarding either (i) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Registrant’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K, or a reportable event as that term is used in Item 304(a)(1)(v) of Item 304 of Regulation S-K.

ITEM 9A	CONTROLS AND PROCEDURES

The President of Shamika 2 Gold, Inc. acts both as our chief executive officer and principal accounting officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. As of December 31, 2011, we conducted an evaluation, under the supervision, and with the participation of management, Robert Vivian, acting as our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the fiscal period ending December 31, 2011 our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and principal accounting officer in a manner that allowed for timely decisions regarding required disclosure.

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

As of December 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective due to a lack of segregation of duties and the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Weaknesses

The matters involving internal controls and procedures that our management considered to be material weaknesses were as follows:

1)	Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

2)	We lack sufficient trained personnel with experience in accounting and financial reporting functions due to the size of our Company and our lack of financial resources to pay such personnel; and

3)	We do not have a sufficient number of employees to adequately segregate accounting duties to provide for sufficient internal controls. In particular there is not a segregation of access to cash and the ability to authorize and record transactions.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended December 31, 2011, there were no changes in our internal controls over financial reporting that we believe could materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table sets forth information regarding our directors and executive officers as of April 13, 2012:

Name	Age	Position
Henry Riedl (1)	61	President, Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director
Kim Koffel	59	Director

(1)	On. March 21, 2011, Anthony Keough resigned as the Registrant’s Secretary. On March 28, 2011, Elizabeth Nantel was appointed as his replacement as Secretary. On July 5, 2011, Elizabeth Nantel resigned as Secretary and was replaced by Henry Riedl. On November 8, 2011, H. Riedl resigned as Secretary and was replaced by Robert Vivian. On February 10, 2012, Frederic de la Forge resigned as Director and Chief Operating Officer. On March 20, 2012, Robert Vivian resigned as Director, and Terence Ortslan resigned as Director and Henry Riedl was appointed Director, President, Chief Executive Officer and Interim Chief Financial Officer.

Set forth below is a biographical description of each director and senior executive officer of the Company based on information supplied by each of them.

Henry Riedl, President, Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director

Mr. Riedl has served as the Company’s Director, President, Chief Executive Officer and Interim Chief Financial Officer since March 20, 2012 and as Secretary since March 28, 2012. Mr. Riedl is a Certified Management Accountant with more than thirty years’ experience as an accounting and finance executive. For the last ten years, he has been a management consultant to manufacturing and service companies in various industries. He has also executed specific mandates for the Business Development Bank of Canada (B.D.C). Mr. Riedl completed his studies toward his CMA certification at McGill University in Montreal. The Company concluded Mr. Riedl’s experiences as an accountant and finance executive and his financial experiences managing companies made him suitable to serve as a director.

Kim Koffel, Director

Mr. Koffel has served as the Company’s Director since June 8, 2011. Mr. Koffel brings extensive international program management experience with large infrastructure program in challenging environments, having worked for over twenty years across Europe, Africa and the Middle East. Due to Mr. Koffel’s extensive experience in international management, the Company concluded he was an ideal candidate to serve as a director.

Board Committees:

At this time, the board has no committees, including an audit, nominating or compensation committee.

Family Relationships

There are no family relationships among any of our officers or other directors

Compliance With Section 16(A) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act, as of December 31, 2011:

Name & Relationship	Number of Late Reports	Transactions not Timely Reported	Known Failure to File a Required Form
Robert Vivian	None	None	None
Terence Ortslan	None	None	None
Kim Koffel	None	None	None

Code of Ethics

As of the date of this Annual Report, the Company has not adopted a Code of Ethics (the “Code of Ethics”) applicable to the Company’s principal executive, financial and accounting officer or persons performing similar functions.

ITEM 11:	EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of Company’s chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2011. None of the Company’s officers received compensation in excess of $100,000 during any of the years ended December 31, 2011 and 2010.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Robert Vivian	2010	—	—	—	—	—	—	—	—
CEO, President and Director	2011	—	—	$361,400	—	—	—	—	$361,400
Frederic de la Forge	2010	—	—	—	—	—	—	—	—
	2011	—	—	$286,000	—	—	—	—	$286,000

With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment, none of the named executive received any other compensation, perquisites or personal benefits in excess of $10,000.

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2011.

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

During our fiscal year ended December 31, 2011, we had no incentive stock option plan.

Employment and Consultancy Agreements

The Company has not entered into any employment agreement with any of its other officers or directors.

Director Compensation

The following table sets forth with respect to each named director, compensation information inclusive of equity awards and payments made in the fiscal year ended December 31, 2011.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g) (3)	Total ($)(h)
Robert Vivian (1)	--	--	--	--	--	--	--
Terence Ortslan (1)	--	--	--	--	--	--	--
Frederic Clement de La Forge (1)	--	--	--	--	--	--	--
Kim Koffel (1)	--	--	--	--	--	--	--

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

The following table sets forth certain information, as of April 13, 2012 with respect to the beneficial ownership of the Company's outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Kim Koffel (1)	0	0%
Henry Riedl (1)	383,026	0.13%
All officers and directors as a group (2 persons)	383,026	0.13%

(1)	Applicable percentage ownership is based on 297,004,053 shares of common stock outstanding as of April 13, 2012, together with securities exercisable or convertible into shares of common stock within 60 days of April 13, 2012 for each stockholder Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 13, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Equity Compensation Plan Information

As of the end of our fiscal year ended December 31, 2011, we had no incentive stock option plan.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Board Determination of Independence

Our board of directors has determined that Mr. Kim Koffel is “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).  Under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of the Company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the Company’s outside auditor. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants billed the following fees for the services indicated:	Fiscal year-ended	Fiscal year ended
	December 31, 2011	December 31 2010
Audit fees	$39,500	$3,000
Audit-related fees	0
Tax fees	0
All other fees	0	$15,600

Audit fees consist of fees paid to Hancock Askew & Co LLP, our auditor during 2011 related to professional services rendered in connection with the audit of our annual financial statements. Audit fees for 2010 consist of fees paid to Gruber & Co., our prior auditor during 2010 related to professional services rendered in connection with the audit of our financial statements. No 2010 fees were for our current auditor, Hancock Askew & Co. LLP since they were retained in 2011.

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

ITEM 15:	EXHIBITS.

Exhibit Number	Description

2.1	Share Exchange Agreement, dated January 22, 2007, entered into by and among Aultra Gold, Inc. (fka New World Entertainment Corp.), Aultra Gold, Inc. (Canada), Strategic Minerals Inc. and the shareholders of Aultra Gold, Inc. (Canada) signatories thereto., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on February 28, 2007.

2.2	Stock Purchase Agreement, dated December 31, 2009, by and among Dutch Gold Resources, Inc., Rauno Perttu, Strategic Minerals Inc., and Aultra Gold Capital, Inc., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on January 12, 2010.

2.3	Agreement and Plan of Share Exchange, dated March 2010, by and among Aultra Gold, Inc., Nevada corporation, Shamika Gold Inc., a Canada corporation, and certain shareholders of Shamika Gold Inc., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on April 2, 2010.

2.4	Agreement and Plan of Share Exchange, December 17, 2010, by and among the Company, the representatives of a company to be organized under the laws of the Republic of Mauritius, The Millennium Mining Trust, and The Millennium International Group, PLC., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on December 23, 2010.

2.5	First Amendment to the Agreement and Plan of Share Exchange, Feb 18, 2011, by and among Shamika 2 Gold, Inc., MIG International Mining Group, Mauritius and Millennium International Group, LLC, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on March 4, 2010.
3.1	Articles of Incorporation of Katie Gold Corp., incorporated herein by reference to the Company’s Registration Statement filed with the SEC on SB-2 on July 21, 2005.
3.2	Bylaws of Katie Gold Corp., incorporated herein by reference to the Company’s Registration Statement filed with the SEC on SB-2 on July 21, 2005.
3.3	Certificate of Amendment filed with the Secretary of State of Nevada to change the Company's name from Morningstar Industrial Holdings Corp. to New World Entertainment Corp., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on April 11, 2006.
3.4	Articles of Merger of filed on April 26, 2006 with the Nevada Secretary of State of Morningstar Industrial Holdings Corp (“Morning”). and NewWorld Entertainment, Corp. with Morningstar as survivor, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on May 5, 2006.

3.5	Certificate of Amendment filed with the Secretary of State of Nevada to change the Company's name from New World Entertainment Corp. to Aultra Gold, Inc., effective as of January 18, 2007, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on February 28, 2007.

3.6	Certificate of Change, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on April 2, 2010.
4	$78,500.000 8% Convertible Promissory Note, dated December 14, 2010, payable to Asher Enterprises, Inc., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on December 22, 2010.
10.1	Property Option Agreement, dated February 22, 2005, by and between Larry Sosdad and Katie Gold Corp., incorporated herein by reference to the Company’s Registration Statement filed with the SEC on SB-2 on July 21, 2005.
10.2	Letter of Intent, dated April 6, 2006, between the Morningstar Industrial Holdings Corp. and Liverpoole Inc., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on April 11, 2006.
10.3	Arrangement dated April 6, 2006 between World Mobile Network Corp. and Morningstar Industrial Holdings Corp., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on April 11, 2006.
10.4	Registration Rights Agreement, dated January 22, 2007, by and among Aultra Gold, Inc. (fka New World Entertainment Corp.), Aultra Gold, Inc. (Canada), Strategic Minerals Inc. and the shareholders of Aultra Gold, Inc. (Canada) signatories thereto, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on February 28, 2007.
10.5	Settlement and Release Agreement, dated December 8, 2006, by and among Aultra Gold, Inc. (fka New World Entertainment Corp.), World Mobile Network Corp. and Liverpoole, Inc., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on February 28, 2007
10.6	Rauno Perttu Executive Employment Agreement, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on February 28, 2007.
10.7	Frederic Clement de la Forge Executive Employment Agreement.

10.8	Termination Letter (relating to the Agent, Consulting and Financial Public Relations Agreement ) from the Company to the Princeton Research, Inc., as Consultant, dated June 25, 2007, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on September 9, 2007.
10.9	Mining Lease Agreement, dated May 31, 2006, by and between Aultra Gold, Inc. (Canada) and Strategic Minerals Inc., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on February 28, 2007.
10.10+	2003 Incentive Stock Option Plan, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on February 28, 2007.
10.11+	2008 Incentive Stock Plan, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on May 21, 2008.
10.12	Investor Relations Agreement, dated May 23, 2008, by and between the Company with Midwest Stock Consulting, LLC, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on May 23, 2008.
10.13	Termination of 2006 Employment Contract, dated May 22, 2008, with Mr. Perttu, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on May 27, 2008.
10.14	Rauno Perttu Executive Employment Agreement ,dated May 22, 2008, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on May 27, 2008.
10.15	Asset Purchase Agreement, dated December 31, 2009, by and among the Company., Dutch Gold Resources, Inc. and DGRI AGDI Acquisition Corporation, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on January 12, 2010.
10.16	Mining Lease Agreement, dated June 1, 2007, by and between the Company and W.R. Hansen, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on June 8, 2007.
10.17	Montclerg Property- Property Sale Agreement, dated December 2010, by and between the Company and Lam Chan Tho, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on December 22, 2010 and January 3, 2010.
10.18	Securities Purchase Agreement, dated December 14, 2010, by and between the Company and Ascher Enterprises, Inc., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on December 22, 2010.
10.19	Investment Agreement,, dated June 13, 2011, by and between the Company and Centurion Private Equity, LLC., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on June 20, 2011.
21.1	List of Subsidiaries. *

31.1	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street reform and Consumer Protection Act

*Filed herewith.

**Included in Exhibit 31.1

***Included in Exhibit 32.1

+ Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SHAMIKA 2 GOLD, INC.

Dated: April 13, 2012	By:	/s/ Henry Riedl
Name: Henry Riedl
Title: Chairman, President ,Chief Executive Officer, Secretary and Interim Financial Officer (Principal Executive, Accounting and Financial Officer)

/s/ Kim Koffel
Kim Koffel, Director

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2012	By:	/s/ Henry Riedl
Name: Henry Riedl
Title: Chairman, President and Chief Executive Officer, Secretary, and Interim Financial Officer ((Principal Executive Officer and Principal Financial Officer))

/s/ Kim Koffel
Kim Koffel, Director

Shamika 2 Gold, Inc.

An Exploration Stage Company

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the year ended December 31, 2011 and for the period from inception January 13, 2010 to December 31, 2010, and for the period from inception January 13, 2010 to December 31, 2011	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2011 and for the period from inception January 13, 2010 to December 31, 2010, and for the period from inception January 13, 2010 to December 31, 2011	F-5

Consolidated Statement of Stockholders’ Deficit for the year ended December 31, 2011 and for the period from inception January 13, 2010 to December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Shamika 2 Gold, Inc.

(an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Shamika 2 Gold, Inc. (an Exploration Stage Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2011, the period from inception, January 13, 2010, to December 31, 2010 and the cumulative period from inception, January 13, 2010 through December 31, 2011. These financial statements are the responsibility of the management of Shamika 2 Gold, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shamika 2 Gold, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011, the period from inception, January 13, 2010, to December 31, 2010 and the cumulative period from inception, January 13, 2010, through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Shamika 2 Gold, Inc. will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has limited liquidity, has incurred a loss from operations, has accumulated a deficit during the exploration stage and other conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Hancock Askew & Company, LLP

Savannah, Georgia

April 13, 2012

Shamika 2 Gold Inc.

An Exploration Stage Company

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
A S S E T S
Current Assets
Deferred financing costs	$2,167	$7,995
Assets of discontinued operations (note 4)	-	500,002
Total Current Assets	2,167	507,997
Long-Term Assets
Mineral property	350,000	-
Total Assets	$352,167	$507,997

L I A B I L I T I E S A N D S T O C K H O L D E R S' D E F I C I T
Current Liabilities
Accounts payable	$256,760	$200,551
Accounts payable to related party (note 6)	33,625	9,613
Liabilities of discontinued operations (note 4)	-	503,499
Convertible notes payable, net of debt discount of $33,326 and $53,526, respectively	100,457	24,974
Accrued Interest	4,811	276

Total Current Liabilities	395,653	738,913

Commitments and Contingencies (note 10)

S T O C K H O L D E R S' D E F I C I T
Preferred stock, $0.00001 par value 10,000,000 authorized: none issued or outstanding	-	-
Common stock, $0.00001 par value, 300,000,000 shares authorized: 175,161,371 and 50,333,336 shares issued and outstanding, respectively	1,751	503
Additional paid-in capital	3,154,792	156,842
Deficit accumulated during exploration stage	(3,200,029)	(388,261)

Total Stockholders' Deficit	(43,486)	(230,916)
Total Liabilities and Stockholders' Deficit	$352,167	$507,997

See notes to financial statements

Shamika 2 Gold Inc.

An Exploration Stage Company

Consolidated Statements of Operations

	For the year ended December 31, 2011	From inception January 13, 2010 through December 31, 2010	From inception January 13, 2010 through December 31, 2011
R E V E N U E	$-	$-	$-
Operational Expenses
Consulting fees	1,753,250	-	1,753,250
Legal & Professional fees	130,805	118,827	249,632
Investor relations	49,140	-	49,140
Management fee – related party (note 6)	423,670	40,000	463,670
Exploration costs	-	8,550	8,550
Other operational expenses	21,863	26,041	47,904
Operating loss	2,378,728	193,418	2,572,146

Other expenses
Interest expense	384,840	4,594	389,434
Organization expense	-	86,750	86,750

Loss from continuing operations	(2,763,568)	(284,762)	(3,048,330)
Loss from discontinued operations (Note 4)	(48,200)	(103,499)	(151,699)

Net Loss	$(2,811,768)	$(388,261)	$(3,200,029)

Loss per share from continuing operations –basic and diluted	$(0.04)	$(0.01)

Loss per share from discontinued operations –basic and diluted	$-	$-

Loss per share	$(0.04)	$(0.01)

Weighted Average Number of Shares Outstanding	70,166,631	50,083,334

See notes to financial statements

Shamika 2 Gold Inc.

An Exploration Stage Company

Consolidated Statements of Cash Flows

Operating activities	For the year ended December 31, 2011	From inception January 13, 2010 through December 31, 2010	From inception January 13, 2010 through December 31,2011
Net loss	$(2,811,768)	$(388,261)	$(3,200,029)
Adjustments to reconcile net loss to cash used by operating
activities
Amortization of financing costs	41,651	999	42,650
Amortization of debt discount	310,490	3,319	313,809
Loss from discontinued operations	48,200	103,499	151,699
Shares issued for services	1,829,900	-	1,829,900
Changes in:
Deferred financing costs	(18,322)	(8,995)	(27,317)
Accrued interest	9,706	276	9,982
Accounts payable and accrued liabilities	56,209	200,551	256,760
Accounts payable - related party	24,012	88,612	112,624

Net cash used in operating activities of continuing operations	(509,922)	-	(509,922)
Net cash used in operating activities of
discontinued operations	(51,700)	-	(51,700)
Net cash used in operating activities	(561,622)	-	(561,622)

Financing activities
Proceeds from sale of common stock under subscription agreement	302,622	-	302,622
Repayments of convertible notes	(102,500)	-	(102,500)
Proceeds from convertible notes	361,500	-	361,500
Net cash provided by financing activities	561,622	-	561,622

Total change in cash for period	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Non-Cash Investing Activities
Shares issued to acquire mineral property	$350,000	$-	$350,000
Mining permits acquired in exchange for notes payable	$-	$500,002	$500,002

Non-cash Financing Activities
Shares issued for satisfaction of note payable and accrued interest	$206,217	$-	$206,217
Common stock issued. Proceeds received by related party for
reduction of related party payable	$-	$100,000	$100,000
Payment on note payable in exchange for related party payable	$-	$(41,000)	$(41,000)
Payments on related party payable in exchange for proceeds
from convertible note	$-	$78,500	$78,500

See notes to financial statements

Shamika 2 Gold Inc.

An Exploration Stage Company

Consolidated Statement of Stockholders’ Deficit

	SGI Common Stock		SGI Common Stock		Additional	Deficit Accumulated During
	Shares	Dollars at Par ($.0001)	Shares	Dollars at Par ($.00001)	Paid-In- Capital	Exploration Stage	Stockholders' Deficit

Shares issued at inception, January 13, 2010 (par value $0.0001)	13,235,305	$1,323		$-	$-	$-	$1,323

Cancellation of SGI shares due to reverse
merger with Aultra Gold, Inc.	(13,235,305)	(1,323)					(1,323)

Recapitalization due to reverse merger with Aultra Gold, Inc. (par value $0.00001)			50,000,000	500			500

Common shares issued			333,336	3	99,997		100,000

Beneficial conversion feature of debt instrument					56,845		56,845

Net loss				-		(388,261)	(388,261)

Balances December 31, 2010			50,333,336	503	156,842	(388,261)	(230,916)

Common shares issued			124,828,035	1,248	2,710,160		2,711,408

Beneficial conversion feature of debt instrument					287,790		287,790

Net loss						(2,811,768)	(2,811,768)

Balances December 31, 2011	-	$-	175,161,371	$1,751	$3,154,792	$(3,200,029)	$(43,486)

See notes to financial statements

Shamika 2 Gold Inc.

An Exploration Stage Company

Notes to Consolidated Financial Statements

December 31, 2011

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

SGI was a Canadian private corporation created by Articles of incorporation on January 13, 2010.  SGI’s primary business activity consisted of mining property acquisition, mineral exploration and development.

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

Shamika 2 Gold Inc.

An Exploration Stage Company

Notes to Consolidated Financial Statements

December 31, 2011

1.	Nature of Operations-continued

b)	Description of Business

Shamika 2 Gold, Inc. is engaged in the business of acquiring and exploring gold and mineral properties principally located in Cambodia and Canada, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has no cash on hand, current liabilities of $395,653, no immediate borrowing capacity, and has incurred a net loss of $2,811,768 for the year ended December 31, 2011.  These factors result in substantial doubt about the ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain additional financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

b)      Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues earned and expenses incurred during the period.  Actual results could differ from those estimates. Evaluation of the potential impairment of mining properties is an estimate that is particularly sensitive to judgments and market conditions.

Shamika 2 Gold Inc.

An Exploration Stage Company

Notes to Consolidated Financial Statements

December 31, 2011

2.	Significant Accounting Policies-continued

c)	Financial Instruments and Financial Risk

The Company’s financial instruments consists of prepaid expenses, accounts payable and accrued liabilities, the fair values of which approximate their carrying amounts due to the short-term nature of these instruments.  The fair value of the Company’s debt instruments are calculated based upon the availability of debt instruments with similar terms, rates, privileges and credit quality.

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

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that no liability exists pertaining to environmental expenditures as of December 31, 2011.

f)	Per Share Data

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants and convertible notes.

The Company has excluded all common equivalent shares outstanding for warrants and convertible notes from the calculation of diluted net loss per share because all such securities are anti-dilutive for the periods presented. As of December 31, 2011, 458,337 warrants had been issued which represent potential shares which may be issued resulting from the provisions of convertible notes and approximately 447,814,331 common shares that may be issued upon the conversion of convertible notes.

Shamika 2 Gold Inc.

An Exploration Stage Company

Notes to Consolidated Financial Statements

December 31, 2011

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

December 31, 2011

j)	Asset Retirement Obligation - continued

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no mining projects in production as of December 31, 2011, and the asset retirement obligations are usually created as part of the production process. Accordingly, at December 31, 2011, the Company had no asset retirement obligations.

k)	Mineral Properties, Mineral Claim Payments and Exploration Expenses

The Company expenses all costs related to the maintenance and exploration of the unproven mineral properties to which it has secured exploration rights. If and when proven and probable reserves are determined for a property and a feasibility study is completed, then subsequent development costs of the property are capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

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

Shamika 2 Gold Inc.

An Exploration Stage Company

Notes to Consolidated Financial Statements

December 31, 2011

l)	Convertible Instruments (continued)

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

In May 2011, the FASB issued an Accounting Standards Update on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles, and requires additional disclosures about fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

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

December 31, 2011

3.  Business Acquisitions (continued)

As a result of the January 6, 2010 transactions with Dutch Gold,  Aultra was 67% owed by Dutch Gold, and was a publically traded company with no assets, approximately $900,000 in carry over liabilities and no means of generating any future revenues.

SGI was a Canadian private corporation created by Articles of incorporation on January 13, 2010.  SGI’s primary business activity consisted of mining property acquisition, mineral exploration and development.

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

As a result of the acquisition by SGI, Dutch Gold assumed the remaining Aultra liabilities of $616,154 which represents amounts owed to Rauno Perttu at the time of the transaction.

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

Shamika 2 Gold Inc.

An Exploration Stage Company

Notes to Consolidated Financial Statements

December 31, 2011

4.	Discontinued Operations

Congo

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

During the fourth quarter of 2010, the Company reallocated its resources to find other projects and to focus efforts on the Cambodia project (see further discussion below), ceased expenditures and further, the Company decided to abandon its efforts on the Congo properties.  On April 6, 2011 the Company assigned all rights and interests in the assets and liabilities of Shamika Gold Mining SPRL to a related company, Shamika Congo Kahele SPRL.  The Company has no continuing involvement in Shamika Gold Mining SPRL.  As a result of the decision to abandon the Congo projects prior to the issuance of financial statements, the Company accounted for the subsidiary disposal as discontinued operations as of December 31, 2010.

Cambodia

During the fourth quarter of 2011, due to the inability of the Company to raise the required financing needed to obtain the permits and further the Cambodia project, the Share Exchange Agreement was nullified and the project discontinued. The company expensed $25,700 related to the termination of Share Exchange Agreement with MIG.

At December 31, 2011, there were no assets or liabilities of discontinued operations. The value of the identifiable assets and liabilities of Discontinued Operations was as follows at December 31, 2010:

Assets
Mining rights and licences	$500,002
Liabilities
Note payable	459,000
Accounts payable – related party	44,499
503,499
Net liabilities of discontinued operations	$3,497

Shamika 2 Gold Inc.

An Exploration Stage Company

Notes to Consolidated Financial Statements

December 31, 2011

4.	Discontinued Operations- continued.

The following table shows the results of discontinued operations:
	2011	2010
Revenues	$-	$-

Permits & Licences	20,000	52,549
Other administrative costs	31,700	50,950
Gain on disposal	(3,500)	-
Net Loss	$48,200	$103,499

No tax benefits were recorded on results of discontinued operations as realization of such does not meet recognition criteria.

5.	Mining Projects

The Company has been engaged in three mining projects to date as follows:

●	Democratic Republic of Congo- this project was started in 2010 and discontinued in April 2011. No remaining costs are capitalized and no further exploration or activities are planned.

●	Cambodia- this project was started in 2010 and discontinued in the fourth quarter of 2011. No remaining costs are capitalized and no further exploration or activities are planned.

●	Montclerg-Quebec – this project was acquired in 2011 in exchange for the issuance of $350,000 worth of common shares of the Company. The initial value was calculated as the number of shares issued multiplied by the market value on the issue date and was based on the preliminary information about the claims and the underlying mineral deposits and as a result the acquisition cost was capitalized. The Company plans to perform additional exploration to prove reserves, but as no proven and probable reserves have been documented to date, no further costs have been capitalized to date. As of December 31, 2011, the Company has not incurred the additional costs to further explore the property and has not experienced any indicators of impairment.

Shamika 2 Gold Inc.

An Exploration Stage Company

Notes to Consolidated Financial Statements

December 31, 2011

6.	Related Party Balances and Transactions

Management Fees to Related Party

From inception to September 30, 2011, the Company operated under a management agreement with a related party Shamika Resources, Inc, which is controlled by the Company's former CEO, Robert Vivian.  The Company had no employees or office expenses as such were provided by consultants through the management agreement with Shamika Resources, Inc.  During 2011 and 2010, the agreement with Shamika Resources, Inc. was informal and $684,821 and $40,000, respectively was accrued to be paid to Shamika Resources, Inc. under the agreement. However, the management fees were reduced following a negotiated debt forgiveness in connection with the termination of the agreement effective September 30, 2011 in the amount of $294,776 for a net 2011 expense of $390,045. As of December 31, 2011, there is no outstanding amount due to Shamika Resources Inc. As of December 31, 2010, $9,613 was due to Shamika Resources, Inc.

During 2010 and 2011, the Company did not maintain any cash or bank accounts but relied upon advances from and payables to Shamika Resources, Inc, under the management agreement. Shamika Resources, Inc. held any cash the Company raised as a result of debt or equity issuances and made payments for services on the Company's behalf.

From October 1, 2011 to December 31, 2011, the Company operated under an informal consulting agreement with Henry Riedl, the Company’s current CEO. During this period, $33,625 was accrued to be paid to Mr. Riedl under the agreement. As of December 31, 2011, the entire $33,625 remains in accounts payable to related party.

 Related party payables are recorded at their cost, are non-interest bearing, unsecured and have no specific terms for repayment.

7.	Share Capital

During 2010 and 2011 the Company sold capital units (Units) using a subscription agreement. Each Unit consisted of 83,334 shares of common stock and 41, 667 warrants. The warrants have a three year expiration. The warrants also are subject to a mandatory exercise provision which will require the holder of the warrants to exercise the warrants when the average closing price of the Company’s common Stock has been equal to or greater than $0.75 for ten consecutive trading days.

As a result of a subscription agreement that was executed with Dutch Gold on November 16, 2010, the Company received $100,000 in payments from Dutch gold for 4 units. During 2010 the Company issued 333,336 Common Stock of the Company, par value $0.00001 per share and 166,668 warrants with a $0.50 exercise strike price.

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

On November 19, 2010, the Company authorized the issuance of 3,600,000 additional shares of founders’ stock to the principals of its operating companies and member of its Board of Directors including 2,000,000 shares to Robert Vivian, our Chairman, Chief Executive and Financial Officer, and 1,000,000 shares to Terrance Orstlan, our Director, pending the consummation of the amendment of the Company’s Articles of Incorporation to increase its authorized common stock.

On December 14, 2010, the Company entered into an Agreement with Asher Enterprises, Inc. (“Securities Agreement”) whereby the Registrant issued an 8% convertible promissory note in an aggregate amount of $78,500.00 Convertible into shares of the Company’s Common Stock. The agreement contains customary representations, warranties and covenants of the Company and investors for like transactions.

On January 13, 2011, the Company received $50,000 in payments from Dutch Gold for 2 Units resulting in the issuance of 166,668 Common Stock of the Company, par value $0.00001 per share and 83,334 Warrants of the Company’s Common Stock with a $0.50 exercise strike price.

On January 19, 2011, as a result of a subscription agreement that was executed with El Oro on Ltd. November 16, 2010, the Company received $75,000 in payments from El Oro Ltd. for 3 Units resulting in the issuance of 250,002 Common Stock of the Company, par value $0.00001 per share and 125,001 Warrants of the Company’s Common Stock at the exercise price of $0.30 per share.

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

On April 19, 2011, the Company received $50,000 in payments from Dutch Gold for 2 Units resulting in the issuance of 166,668 Common Stock of the Company, par value $0.00001 per share and 83,334 Warrants of the Company’s Common Stock with a $0.50 exercise strike price.

Shamika 2 Gold Inc.

An Exploration Stage Company

Notes to Consolidated Financial Statements

December 31, 2011

7.	Share Capital – continued

On April 29, 2011 the Company issued 250,000 shares of the Company’s Common stock in return for services to Interactive Business Alliance, LLC, a public relations firm. The market value on that date was $0.182 per share, resulting in a value of this share grant of $45,500.

On May 24, 2011 the Company issued 1,800,000 shares of the Company’s to Frederic de La Forge as compensation for services as COO of the Company. The market value on that date was $0.13 per share, resulting in a value of this share grant of $234,000.

On June 6, 2011 the Company issued 957,565 shares of the Company’s Common stock to employees and consultants of Shamika Resources Inc. in payment for services. The market value on that date was $0.1305 per share, resulting in a value of this share grant of $125,000 and was charged to expense over the service period.

On June 14, 2011 the Company issued 1,262,819 shares of the Company’s Common stock to Centurion Private Equity, LLC. The shares represent legal costs and commitment fees pursuant to an Investment Agreement dated June 13, 2011. The market value on that date was $0.1346 per share, resulting in a value of this share grant of $170,000. As of June 14, 2011, the Company entered into an investment agreement (the “Investment Agreement”) with Centurion Private Equity, LLC (“Centurion”) to establish an equity facility pursuant to which the Company will issue registered, tradable shares of its common stock, par value $0.00001 per share (the “Common Stock”), for future financings of up to $10 million over a 36-month period. Pursuant to that certain Registration Rights Agreement (the “Registration Rights Agreement”), the Company agreed to register the shares involved in the equity facility in several tranches over the term. Use of this equity facility would be entirely in the Company’s discretion.

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

Shamika 2 Gold Inc.

An Exploration Stage Company

Notes to Consolidated Financial Statements

December 31, 2011

7.	Share Capital – continued

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

The Company failed to file an effective registration statement and register the necessary shares. Accordingly, no shares have been issued under this agreement with Centurion and the Company has no further ability to use this facility.

On June 21, 2011 Asher Enterprises converted a Convertible Note (Asher #1), face value $78,500, into Common stock. The conversion resulted in the Company issuing 1,223,988 Common shares.

On June 28, 2011, the Company issued 5,000,000 shares of Common stock to Lam Cham Tho. The shares were issued pursuant to the Purchase Agreement for the Montclerg Property. The market value on that date was $0.07 per share, resulting in a value of this share grant of $350,000.

In July 2011 Asher Enterprises converted a Convertible Note (Asher #2), face value $50,000, into Common stock. The conversion resulted in the Company issuing 1,696,455 Common shares.

On August 23, 2011, the Company issued 250,000 shares of the Company’s Common stock to MidSouth Capital Inc., a public relations firm as payment for services. The market value on that date was $0.024 per share, resulting in a value of this share grant of $6,000.

On August 30, 2011, the Company sold a capital unit (Units) pursuant to a subscription agreement for a cash consideration of $15,000.  Each Unit consisted of 1,302,084 shares of common stock.

On August 30, 2011, the Company sold three capital units (Units) pursuant to a subscription agreement for a cash consideration of $112,622.  Each Unit consisted of 3,258,735 shares of common stock. The proceeds were used to repay the $102,500 Convertible Note due to War Chest Capital Multi-Strategy Fund LLC.

On August 31, 2011, the Company issued 50,000 shares of Common Stock to Lam Chan Tho for consulting services. The market value on that date was $0.028 per share, resulting in a value of this share grant of $1,400.

From September 16, 2011 to December 13, 2011 Asher Enterprises converted a Convertible Note (Asher #3), face value $53,000, into Common stock. The conversion resulted in the Company issuing 30,775,032 Common shares.

From December 14, 2011 to December 29, 2011 Asher Enterprises converted a portion of Convertible Note (Asher #4), face value $15,600, into Common stock. The conversion resulted in the Company issuing 49,550,756 Common shares.

From November 21, 2011 to December 29, 2011 Coventry Enterprises converted a portion of their $50,000 Convertible Note, face value $9,117, into Common stock. The conversion resulted in the Company issuing 15,499,793 Common shares.

Summary of Warrants Outstanding

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Inception January 2010	-	-	-
Issued	166,668	.50	-
Outstanding December 31, 2010	166,668	.50	-
Issued	291,669	.42	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding December 31, 2011	458,337	.46	-

The remaining average contractual life of warrants outstanding is 2 years. All warrants are exerciseable as of December 31, 2011.

Shamika 2 Gold Inc.

An Exploration Stage Company

Notes to Consolidated Financial Statements

December 31, 2011

8.	Income Taxes

The Company had net operating loss carry-forwards available to offset future taxable income approximating $3,200,000 and $388,000 as of December 31, 2011 and 2010. Such operating losses expire beginning in 2030.

The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. The deferred tax asset, which is fully reserved by a valuation allowance, approximated $1,088,000 and $130,000 as of December 31, 2011 and 2010, respectively. There are no other material deferred tax positions recorded by the Company.

No income tax benefit has been recorded on the 2011 or 2010 financial statements. Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the period ending December 31, 2011 and 2010 as follows:

	2011	2010
Total expense (benefit) computed by:

Applying the U.S. Federal statutory rate	(34)%	(34)%

Valuation allowance	34%	34%

Effective tax rate (benefit)	-	-

We do not have an accrual for uncertain tax positions as of December 31, 2011 or 2010. If interest and penalties were to be assessed, we would charge interest to Interest Expense, and penalties to Other Operational Expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

9.           Convertible Notes

During 2011 and 2010 various convertible notes were issued to lenders and converted into shares as previously described in Note 7.

The Company had convertible promissory notes outstanding at December 31, 2011 and 2010 as follows:

	2011	2010

Asher Enterprises #1	$-	$78,500
Asher Enterprises #4	34,400	-
Asher Enterprises #5	50,000	-
Asher Enterprises #6	8,500
Coventry	40,883	-
	133,783	78,500
Less debt discount	(33,326)	(53,526)

	$100,457	$24,974

Shamika 2 Gold Inc.

An Exploration Stage Company

Notes to Consolidated Financial Statements

December 31, 2011

9.	Convertible Notes - continued

The Company has issued various convertible notes.

The notes bear interest at the rate of 8% per annum and mature between January 28, 2012 and June 19, 2012. The Company has the option to repay the note at a premium or to pay all outstanding principal and interest at maturity.  If not repaid prior to or upon maturity, the notes will automatically convert into common shares. Under the convertibility terms of the convertible promissory notes, the principal, plus accrued interest can be converted at any time or upon maturity, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.  The notes contain a beneficial conversion feature which allows the holders of the notes to convert the notes into common shares of the Company at a price less than fair market value at date of conversion.   This amount is recorded as a discount to the principal amount of the notes and is amortized to interest expense utilizing the straight-line method over the term of the related note as the results are not materially different from those which would result from the interest method.  As of December 31, 2011 and 2010, $33,326 and $53,526, respectively, remained in unamortized discount associated with the beneficial conversion feature.   During 2011, the Company recognized interest expense on the notes of $384,840 which was comprised of $32,699 in contractual interest, $310,490 in amortization of the debt discount and $41,651 in amortization of financing costs. During 2010, the Company recognized interest expense on the note of $4,594 which was comprised of $276 in contractual interest, $3,319 in amortization of the debt discount and $999 in amortization of financing costs.

On March 2, 2011 the Company issued a secured convertible note in the amount of $102,500 to War Chest Capital due September 2, 2011 and bearing interest at 9.875%. This note was repaid in full, including accrued interest in August 2011.

10.	Commitments and Contingencies

From time to time, we are involved in claims and suits that arise in the ordinary course of our business. Although management currently believes that resolving any such claims against us will not have a material adverse impact on our business, financial position or results of operations, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

11.	Subsequent Events

Between January 3 and January 9, 2012 Asher Enterprises converted part of Note #4 in the amount of $13,200 resulting in the issuance of 60,419,397 shares of the Company’s common stock. The remaining principal owing on the note is $21,200.

Between January 3 and January 6, 2012 Coventry Enterprises converted part of a Note in the amount of $15,656 resulting in the issuance of 61,423,285 shares of the Company’s common stock. The remaining principal owing on the note is $25,227.

In April 2012, the Company received approximately $20,000 in convertible note proceeds. The notes bear interest at 8% and are due in 9 months. The notes are convertible at a 50% discount to market value, with a minimum conversion price of $0.01 per share if not repaid in full prior to maturity.

