Form 10-Q
period 2012-03-31
SHAMIKA 2 GOLD, INC.
filed 2012-05-16
CIK 1330323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2012

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2012, the Issuer had 297,004,053 shares of common stock, par value $0.00001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	F-2
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, and for the period from inception (January 13, 2010) through March 31, 2012 (unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and for the period from inception (January 13, 2010) through March 31, 2012 (unaudited)	F-4
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5-F-13

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	7

ITEM 4.	Controls and Procedures	7

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	9

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

ITEM 3.	Defaults Upon Senior Securities	10

ITEM 4.	Mine Safety Disclosures	10

ITEM 5.	Other Information	10

ITEM 6	Exhibits	10

	Signatures	11

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

As used in this Quarterly Report on Form 10-Q (the “Quarterly Report”), the terms "we", "us", "our", and the “Company” mean Shamika 2 Gold. Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

3

Shamika 2 Gold, Inc.

An Exploration Stage Company

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Deferred financing costs	$-	$2,167
Total Current Assets	-	2,167
Long-term Assets
Mineral property	350,000	350,000
Total Assets	$350,000	$352,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$259,838	$256,760
Accounts payable related party (note 5)	54,625	33,625
Convertible notes payable, net of debt discount of $1,063 and $33,326, respectively	107,887	100,457
Accrued interest	4,959	4,811
Total Current Liabilities	427,309	395,653

Commitments and Contingencies
Stockholders’ Deficit
Preferred stock, $0.00001 par value, 10,000,000 shares authorized: none issued or outstanding	-	-
Common stock, $0.00001 par value, 300,000,000 shares authorized: 297,004,053 and 175,161,371 shares issued and outstanding, respectively (note 6)	2,969	1,751
Additional paid-in capital	3,182,430	3,154,792
Deficit accumulated during exploration stage	(3,262,708)	(3,200,029)

Total Stockholders’ Deficit	(77,309)	(43,486)

Total Liabilities and Stockholders’ Deficit	$350,000	$352,167

See Notes to Condensed Consolidated Financial Statements

Shamika 2 Gold Inc.

An Exploration Stage Company

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011	From inception January 13, 2010 through March 31, 2012
REVENUE	$-	$-	$-
Operational Expenses
Consulting fees	-	-	1,753,250
Legal & professional fees	2,471	34,877	252,103
Investor relations	1,644	-	50,784
Management fee – related party (note 5)	22,250	190,501	485,920
Exploration costs		-	8,550
Other operational expenses	1,736	9,477	49,640
Operating loss	28,101	234,855	2,600,247

Other expenses
Interest expense	34,578	72,570	424,012
Organization expense	-	-	86,750

Net loss from continuing operations	62,679	307,425	3,111,009
Loss from discontinued operations (Note 3)	-	26,000	151,699

Net loss	$62,679	$333,425	$3,262,708

Loss per share from continuing operations –
basic and diluted	$-	$-

Loss per share from discontinued operations –	$-	$-
basic and diluted

Loss per share	$-	$-

Weighted Average Number of Shares Outstanding	291,482,623	50,684,337

See Notes to Condensed Consolidated Financial Statements

Shamika 2 Gold Inc.

An Exploration Stage Company

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011	From inception January 13, 2010 through March 31, 2012
Operating activities
Net loss	$(62,679)	$(333,425)	$(3,262,708)

Adjustments to reconcile net loss to cash used by operating activities
Amortization of financing costs	2,167	25,887	44,817
Amortization of debt discount	32,263	43,050	346,072
Loss from discontinued operations	-	26,000	151,699
Shares issued for services	-	-	1,829,900

Changes in:
Deferred financing costs	-	(27,926)	(27,317)
Accrued interest	148	3,356	10,130
Accounts payable and accrued liabilities	3,078	14,803	259,838
Accounts payable - related party	21,000	(129,745)	133,624

Net cash used in operating activities of continuing operations	(4,023)	(378,000)	(513,945)
Net cash used in operating activities of discontinued operations	-	-	(51,700)
Net cash used in operating activities	$(4,023)	$(378,000)	$(565,645)

Financing activities
Proceeds from sale of common stock under subscription agreement	-	125,000	302,622
Repayments of convertible notes	-	-	(102,500)
Proceeds from convertible notes	4,023	253,000	365,523
Net cash provided by financing activities	$4,023	$378,000	$565,645

Total change in cash for period	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Non-Cash Investing Activities
Shares issued to acquire mineral property	$-	$-	$350,000
Mining permits acquired in exchange for notes payable	$-	$-	$500,002

Non-cash Financing Activities
Shares issued for satisfaction of note payable and accrued interest	$28,856	$-	$235,073
Common stock issued. Proceeds received by related party for reduction of related party payable	$-	$-	$100,000
Payment on note payable in exchange for related party payable	$-	$-	$41,000
Payments on related payable in exchange for proceeds from convertible note	$-	$-	$78,500

See Notes to Condensed Consolidated Financial Statements

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

1.	Nature of Operations

a)	Description of Business

Shamika 2 Gold, Inc. is engaged in the business of acquiring and exploring gold and mineral properties, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has no cash on hand, current liabilities of $427,309, no immediate borrowing capacity, and has incurred a net loss of $62,679 for the three months ended March 31, 2012.  These factors result in substantial doubt about the ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain additional financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

.

2.	Significant Accounting Policies (continued)

d)	Cash and Concentrations

Financial instruments, which could potentially subject the Company to credit risk, consist primarily of accounts payable.

The Company’s operations are all related to the minerals and mining industry. A reduction in mineral prices, political unrest in the countries in which the Company operates or other disturbances in the minerals market could have an adverse effect on the Company’s operations.

e)	Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that no liability exists pertaining to environmental expenditures as of March 31, 2012.

f)	Per Share Data

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants and convertible notes.

The Company has excluded all common equivalent shares outstanding for warrants and convertible notes from the calculation of diluted net loss per share because all such securities are anti-dilutive for the periods presented. As of March 31, 2012, 458,337 warrants had been issued which represent potential shares which may be issued resulting from the provisions of convertible notes and approximately 183,621,166 common shares that may be issued upon the conversion of convertible notes.

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

March 31, 2012

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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no mining projects in production as of March 31, 2012, and the asset retirement obligations are usually created as part of the production process. Accordingly, at March 31, 2012, the Company had no asset retirement obligations.

Shamika 2 Gold, Inc.

 An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

2.	Significant Accounting Policies (continued)

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

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

2.	Significant Accounting Policies (continued)

m)	Recent Accounting Pronouncements

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

In May 2011, the FASB issued an Accounting Standards Update on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles, and requires additional disclosures about fair value measurements. The adoption of this guidance did not have a material impact on its financial statements.

n)	Reclassification

Certain amounts for the three months ended March 31, 2011 have been reclassified to conform to the current reporting format.

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

3.	Discontinued Operations

Congo

During the fourth quarter of 2010, the Company decided to abandon its efforts on the Congo property. The Company incurred expenses of $26,000 relating to this discontinued operation during the three months ended March 31, 2011.

Cambodia

In the fourth quarter of 2011, due to the inability of the Company to raise the required financing needed to obtain the permits and further the Cambodia project, the Share Exchange Agreement was nullified and the project was discontinued.

As of March 31, 2012 and December 31, 2011 there were no assets or liabilities of discontinued operations.

The following table shows the results of operations of the disposal subsidiaries for the three month periods ended March 31, 2012 and 2011:

	2012	2011
Revenues	$-	$-

Permits & licenses	-	20,000
Other administrative costs	-	6,000
Net Loss	$-	$26,000

No tax benefits were recorded on results of discontinued operations as realization of such does not meet recognition criteria.

4.	Mining Projects

Montclerg-Quebec – this project was acquired in 2011 in exchange for the issuance of $350,000 worth of common shares of the Company. The initial value was calculated as the number of shares issued multiplied by the market value on the issue date and was based on the preliminary information about the claims and the underlying mineral deposits and as a result the acquisition cost was capitalized. The Company plans to perform additional exploration to prove reserves, but as no proven and probable reserves have been documented to date, no further costs have been capitalized to date. As of March 31, 2012, the Company has not incurred the additional costs to further explore the property and has not experienced any indicators of impairment.

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

5.	Related Party Balances and Transactions

From inception to September 30, 2011, the Company operated under a management agreement with a related party Shamika Resources, Inc., which is controlled by the Company’s former CEO, Robert Vivian. The Company had no employees or office expenses as such were provided by consultants through the management agreement with Shamika Resources, Inc. The agreement with Shamika Resources, Inc. was informal. For the three months ended March 31, 2011, the Company incurred management fees expense of $190,501 under the agreement with Shamika Resources, Inc. As of March 31, 2012 and December 31, 2011, there were no outstanding amounts due to Shamika Resources Inc.

Beginning October 1, 2011, the Company is operating under an informal consulting agreement with Henry Riedl, the Company’s current CEO. During the three months ending March 31, 2012, the Company incurred expense of $22,250 under the consulting agreement with Henry Riedl. As of March 31, 2012 and December 31, 2011, $54,625 and $33,625, respectively, is recorded as accounts payable-related party under the agreement with Mr. Riedl.

Related party payables are recorded at their cost, are non-interest bearing, unsecured and have no specific terms for repayment.

6.	Share Capital

From January 3, 2012 to January 9, 2012 Asher Enterprises converted a portion of Convertible Note (Asher #4), face value $13,200, into Common stock. The conversion resulted in the Company issuing 60,419,397 Common shares.

From January 3, 2012 to January 6, 2012 Coventry Enterprises converted a portion of a Convertible Note, face value $15,656, into Common stock. The conversion resulted in the Company issuing 61,423,285 Common shares.

Summary of Warrants Outstanding

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2011	458,337	.46	-
Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding March 31, 2012	458,337	.46	-

The remaining average contractual life of warrants outstanding is 1.73 years. All warrants are exercisable as of March 31, 2012 and December 31, 2011.

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

7.	Convertible Notes

The Company had convertible promissory notes outstanding at March 31, 2012 and December 31, 2011 as follows:

	Notes Outstanding as of
	March 31, 2012		December 31, 2011

Asher Enterprises #4		$21,200	$34,400
Asher Enterprises #5		50,000	50,000
Asher Enterprises #6		8,500	8,500
Coventry	.	28,000	40,883
9134-2402 Quebec Inc.		1,250	-

		108,950	133,783
Less Debt Discount		1,063	33,326
		$107,887	$100,457

The Company has issued various convertible notes. The notes bear interest at the rate of 0% to 8% per annum and mature between January 2012 and June 2012. The Company has the option to repay the note at a premium or to pay all outstanding principal and interest at maturity.  If not repaid prior to or upon maturity, the notes will automatically convert into common shares. Under the convertibility terms of the convertible promissory notes, the principal, plus accrued interest can be converted at any time or upon maturity, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.  The notes contain a beneficial conversion feature which allows the holders of the notes to convert the notes into common shares of the Company at a price less than fair market value at date of conversion.   This amount is recorded as a discount to the principal amount of the notes and is amortized to interest expense utilizing the straight-line method over the term of the related note as the results are not materially different from those which would result from the interest method.  As of March 31, 2012 and December 31, 2011 $1,063 and $33,326, respectively, remained in unamortized discount associated with the beneficial conversion feature.   During the three months ended March 31, 2012, the Company recognized interest expense on the notes of $34,578 which was comprised of $148 in contractual interest, $32,263 in amortization of the debt discount and $2,167 in amortization of financing costs. During the three months ended March 31, 2011, the Company recognized interest expense on the notes of $72,570 which was comprised of $3,633 in contractual interest, $43,050 in amortization of the debt discount and $25,887 in amortization of financing costs.

8.	Commitments and Contingencies

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

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

9.	Subsequent events

In April 2012, the Company received approximately $20,000 in convertible note proceeds. The notes bear interest at 8% and are due in 9 months. The notes are convertible at a 50% discount to market value, with a minimum conversion price of $0.01 per share if not repaid in full prior to maturity.

On April 26, 2012, Mr. Terence Ortslan was appointed to the Board of Directors and Mr. Kim Koffel, Director, was appointed as Chief Operating Officer of the Company.

On May 1, 2012 the Company issued a Secured Convertible Note in the amount of $22,500 to Asher Enterprises Inc. due January 30, 2013 and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time from May 1, 2012 and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 58% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable.  The minimum amount due in default is 150% x (outstanding principal + unpaid interest).

On May 10, 2012, the Company issued an aggregate of 50,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) in consideration for past unpaid services and valuable contributions of certain officers and directors of the Company as follows:  5,000 to Terence Ortslan, 22,500 to Henry Riedl and 22,500 to Kim Koffel.  The Series A Preferred Stock convert at the rate of 10 shares of Common Stock for each share of Series A Preferred Stock converted.

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

General Overview of Business

Shamika 2 Gold, Inc. is engaged in the business of acquiring and exploring mining properties principally located in Quebec, Canada, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The Company had no revenue during the first quarters of 2012 and 2011, and has had no revenue from operations since its inception. We have only commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on properties, or if such minerals are discovered, that we will entire into commercial production. We do not anticipate earning revenues for the foreseeable future.

The operating loss for the three months ended March 31, 2012 was $28,101, compared to $234,855 for the three months ended March 31, 2011. The $206,754 decrease in operating loss is due to lower management fees and legal and professional fees. The Company was reorganized in 2012 resulting in much lower overhead.  Staff has been reduced to one person and overhead expenses have been reduced to a bare minimum.  Also, the Management agreement with Shamika Resources was terminated in September 2011 resulting in no management fees to Shamika Resources, Inc. for the three months ended March 31, 2012.  In the first quarter of 2011, the Company incurred costs of initial setup resulting in higher than usual professional fees.

Other expenses for the three months ended March 31, 2012 and 2011 consist of interest expense. Interest expense for the three months ended March 31, 2012 and 2011 totaled $34,578 and $72,570, respectively. The decrease of $37,992 is due to the reduction in notes payable due to conversions, and the reduction of amortization of debt discount and deferred financing fees as notes have approached maturity.

There was no loss from discontinued operations for the three months ended March 31, 2012. During the fourth quarter of 2010, the Company decided to abandon its efforts on the Congo property and the Company incurred expenses of $26,000 relating to this discontinued operation during the three months ended March 31, 2011.

Net loss for the three months ended March 31, 2012 and 2011 was $62,679 and $333,425, respectively.

Critical Accounting Policies and Estimates

In the first quarter of 2012, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2011.

Employees

As of March 31, 2012, the Company had no full time employees as operations are provided for through a management contract with a related party. The Company anticipates that it will be conducting most of its business through agreements with consultants and third parties.

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

 1 Prospect Report, Projet Ruisseau-Morin, par Bertrand Brassard, Géologue, M. Sc., January 1994

Liquidity and Capital Resources

At March 31, 2012, our cash was $0 and we had current liabilities of $427,309.  Since our inception on January 13, 2010, to the end of the period ended March 31, 2012, we have incurred losses of $3,262,708. We attribute our net loss to having no revenues to offset our operating expenses.

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

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the fiscal period ending March 31, 2012 our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and principal accounting officer in a manner that allowed for timely decisions regarding required disclosure.

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

(b) – Management’s Report on Internal Control Over Financial Reporting

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

As of March 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2012, there were no changes in our internal controls over financial reporting that we believe could materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 3, 2012 to January 9, 2012, Asher Enterprises converted a portion of Convertible Note (Asher #4), face value $13,200.00, into Common stock. The conversion resulted in the Company issuing 60,419,397 shares of Common Stock.

From January 3, 2012 to January 6, 2012, Coventry Enterprises converted a portion of a Convertible Note, face value $15,655.76, into shares of the Company’s Common Stock. The conversion resulted in the Company issuing 61,423,285 shares of Common Stock.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and this Item is included in Exhibit 95 to this annual report on Form 10-K. There are no current mine safety violations for the Company.

ITEM 5.	OTHER EVENTS

On March 20, 2012, Robert Vivian resigned as the Registrant’s President and Chief Executive Officer. On March 20, 2012, Robert Vivian and Terence Ortslan resigned as Directors of the Company. On March 20, 2012, Henry Riedl was appointed President, Chief Executive Officer, Interim Chief Financial Officer and Director. Mr. Riedl has not been involved in any transaction with the Company that would require disclosure under Item 404(a) of the Regulation S-K.

On April 26, 2012, Mr. Terence Ortslan was appointed to the Board of Directors of the Company. On April 26, 2012, Mr. Kim Koffel was appointed Chief Operating Officer of the Company.

On May 10, 2012, the Company issued an aggregate of 50,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) in consideration for past unpaid services and valuable contributions of certain officers and directors of the Company as follows:  5,000 to Terence Ortslan, 22,500 to Henry Riedl and 22,500 to Kim Koffel.  The Series A Preferred Stock convert at the rate of 10 shares of Common Stock for each share of Series A Preferred Stock converted.

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

Date: May 15, 2012	/s/ Henry Riedl
Name: Henry Riedl
Title: President and Chief Executive
Officer and Interim Financial Officer
(Principal Executive and Accounting
Officer)

/s/ Kim Koffel
Name: Kim Koffel
Title: Director

