Form 10-Q
period 2012-06-30
SHAMIKA 2 GOLD, INC.
filed 2012-08-06
CIK 1330323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ________TO ________

Commission File Number: 000-52689

SHAMIKA 2 GOLD, INC.

(formerly known as Aultra Gold, Inc.)

 (Exact name of small business issuer as specified in its charter)

Nevada	98-0448154
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1350 Avenue of the Americas

New York, New York 10019

 (Address of principal executive offices)

 (Registrant's telephone number, including area code (212) 541-6222

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 3, 2012, the Issuer had 656,930,840 shares of common stock, par value $0.00001 per share, issued and outstanding.

1

 TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011.	F-2
	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and 2011, and for the period from inception (January 13, 2010) through June 30, 2012 (unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and for the period from inception (January 13, 2010) through June 30, 2012 (unaudited)	F-4
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5-F-13

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	6

ITEM 4.	Controls and Procedures	7

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	9

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

ITEM 3.	Defaults Upon Senior Securities	10

ITEM 4.	Mine Safety Disclosures	10

ITEM 5.	Other Information	10

ITEM 6	Exhibits	10

	Signatures	11

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

As used in this Quarterly Report on Form 10-Q (the “Quarterly Report”), the terms "we", "us", "our", and the “Company” mean Shamika 2 Gold. Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

3

Shamika 2 Gold, Inc.

An Exploration Stage Company

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$5,510	$-
Deferred financing costs	2,767	2,167
Total Current Assets	8,277	2,167
Long-term Assets
Mineral property	350,000	350,000
Total Assets	$358,277	$352,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$234,890	$256,760
Accounts payable related party (note 5)	65,488	33,625
Convertible notes payable, net of debt discount of $60,530 and $33,326, respectively	128,015	100,457
Accrued interest	7,081	4,811
Total Current Liabilities	435,474	395,653

Commitments and Contingencies
Stockholders’ Deficit
Series A, Convertible Preferred stock, $0.00001 par value, 10,000,000 and 0 shares authorized: 50,000 and 0 shares issued and outstanding, respectively	1	-
Common stock, $0.00001 par value, 2,000,000,000 shares authorized: 371,675,203 and 175,161,371 shares issued and outstanding, respectively (note 6)	3,716	1,751
Additional paid-in capital	3,265,151	3,154,792
Deficit accumulated during exploration stage	(3,346,065)	(3,200,029)

Total Stockholders’ Deficit	(77,197)	(43,486)

Total Liabilities and Stockholders’ Deficit	$358,277	$352,167

See Notes to Condensed Consolidated Financial Statements

 Shamika 2 Gold Inc.

An Exploration Stage Company

Condensed Consolidated Statements of Operations

(unaudited)

	For the three	For the three	For the six	For the six	From
	months ended	months ended	months ended	months ended	inception
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	January 13,
					2010 through
					June 30, 2012
REVENUE	$-	$-	$-	$-	$-
Operational Expenses
Consulting fees	1	1,753,250	1	1,753,250	1,753,251
Legal & professional fees	34,199	85,221	36,670	120,098	286,302
Investor relations	1,842	18,594	3,486	18,594	52,626
Management fee – related party (note 5)	30,250	278,310	52,500	468,811	516,170
Exploration costs	-	25,700	-	25,700	8,550
Other operational expenses	7,856	6,361	9,592	15,838	57,496
Operating loss	74,148	2,167,436	102,249	2,402,291	2,674,395
Other expenses
Interest expense	9,209	120,210	43,787	192,780	433,221
Organization expense	-	-	-	-	86,750
Net loss from continuing operations	83,357	2,287,646	146,036	2,595,071	3,194,366
(Gain) Loss from discontinued operations	-	(3,497)	-	22,503	151,699
(Note 3)
Net loss	$83,357	$2,284,149	$146,036	$2,617,574	$3,346,065
Loss per share from continuing
operations –
basic and diluted	$-	$0.04	$-	$0.05
Loss per share from discontinued
operations –
basic and diluted	$-	$-	$-	-
Loss per share	$-	$0.04	$-	$0.05
Weighted Average Number of Shares
Outstanding	301,481,507	56,665,591	296,482,065	53,675,854

See Notes to Condensed Consolidated Financial Statements

 Shamika 2 Gold Inc.

An Exploration Stage Company

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30, 2012	For the six months ended June 30, 2011	From inception January 13, 2010 through June 30, 2012

Operating activities
Net loss	$(146,036)	$(2,617,574)	$(3,346,065)

Adjustments to reconcile net loss to cash used by operating activities:
Amortization of financing costs	2,400	34,642	45,050
Amortization of debt discount	39,116	150,368	352,925
Loss from discontinued operations	-	22,503	151,699
Shares issued for services	1	1,822,500	1,829,901
Changes in:
Prepaid expenses	-	(30,333)	-
Accrued interest	2,270	10,546	12,252
Accounts payable and accrued liabilities	(21,870)	60,970	234,890
Accounts payable - related party	31,863	81,809	144,487

Net cash used in operating activities of continuing operations	(92,256)	(464,569)	(574,861)
Net cash used in operating activities of discontinued operations	-	(26,000)	(51,700)
Net cash used in operating activities	$(92,256)	$(490,569)	$(626,561)

Financing activities
Deferred financing costs	(3,000)	(34,931)	(30,317)
Proceeds from sale of common stock under subscription agreement	-	175,000	302,622
Repayments of convertible notes	-	-	(102,500)
Proceeds from convertible notes	100,766	350,500	462,266
Net cash provided by financing activities	$97,766	$490,569	$632,071

Total change in cash for period	5,510	-	5,510
Cash at beginning of period	-	-	-
Cash at end of period	$5,510	$-	$5,510

Non-cash Investing Activities
Shares issued to acquire mineral property	$-	$350,000	$350,000
Mining permits acquired in exchange for notes payable	$-	$-	$500,002

Non-cash Financing Activities
Shares issued for satisfaction of note payable and accrued interest	$46,004	$78,500	$252,221
Common stock issued. Proceeds received by related party for reduction of related party payable	$-	$-	$100,000
Payment on note payable in exchange for related party payable	$-	$-	$(41,000)
Payments on related payable in exchange for proceeds from convertible note	$-	$-	$78,500

See Notes to Condensed Consolidated Financial Statements

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

1.	Nature of Operations

a)	Description of Business

Shamika 2 Gold, Inc. is engaged in the business of acquiring and exploring gold and mineral properties with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has $5,510 cash on hand, current liabilities of $435,474, no immediate borrowing capacity, and has incurred a net loss of $146,036 for the six months ended June 30, 2012.  These factors result in substantial doubt about the ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain additional financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

June 30, 2012

(unaudited)

2.	Significant Accounting Policies – continued

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

Financial instruments, which could potentially subject the Company to credit risk, consist primarily of cash and accounts payable.

From inception to September 30, 2011, cash was managed for the Company by a related party, Shamika Resources, Inc. During the second quarter of 2012, the Company opened its own bank account. Cash balances at June 30, 2012 are held in this cash account.

The Company’s operations are all related to the minerals and mining industry. A reduction in mineral prices, political unrest in the countries in which the Company operates or other disturbances in the minerals market could have an adverse effect on the Company’s operations.

e)	Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that no liability exists pertaining to environmental expenditures as of June 30, 2012.

f)	Per Share Data

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants and convertible notes.

The Company has excluded all common equivalent shares outstanding for warrants and convertible notes from the calculation of diluted net loss per share because all such securities are anti-dilutive for the periods presented. As of June 30, 2012, 458,337 warrants had been issued which represent potential shares which may be issued resulting from the provisions of convertible notes and approximately 914,472,878 common shares that may be issued upon the conversion of convertible notes.

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

2.	Significant Accounting Policies (continued)

g)	Income Taxes

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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no mining projects in production as of June 30, 2012, and the asset retirement obligations are usually created as part of the production process. Accordingly, at June 30, 2012, the Company had no asset retirement obligations.

Shamika 2 Gold, Inc.

 An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

June 30, 2012

(unaudited)

2.	Significant Accounting Policies (continued)

m)	Recent Accounting Pronouncements

Fair Value Measurements and Disclosures ASC 820, Improving Disclosures about Fair Value Measurements: In January 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance intended to improve disclosures related to fair value measurements. This guidance requires significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed separately along with the reasons for the transfers. Additionally, in the reconciliation for the fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales, issuances and settlements must be presented separately (cannot net as one number). This guidance also provides clarification for existing disclosures on (i) level of disaggregation and (ii) inputs and valuation techniques. In addition, this guidance includes conforming amendments for employers’ disclosure of postretirement benefit plan assets. The Company adopted January 1, 2011 and the adoption of ASC 820 did not have a material impact on the Company’s consolidated results of operations or financial position.

In May 2011, the FASB issued an Accounting Standards Update on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles, and requires additional disclosures about fair value measurements. The adoption of this guidance did not have a material impact on its financial statements.

n)	Reclassifications

Certain amounts for the three and six months ended June 30, 2011 have been reclassified to conform to the current operating format.

3.	Discontinued Operations

Congo

During the fourth quarter of 2010, the Company decided to abandon its efforts on the Congo property. The Company incurred a gain on disposal of $3,497 during the three months ended June 30, 2011 and a net loss of $22,503 relating to this discontinued operation during the six months ended June 30, 2011.

Cambodia

In the fourth quarter of 2011, due to the inability of the Company to raise the required financing needed to obtain the permits and further the Cambodia project, the Share Exchange Agreement was nullified and the project was discontinued.

As of June 30, 2012 and December 31, 2011 there were no assets or liabilities of discontinued operations.

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

3.	Discontinued Operations (continued)

The following table shows the results of operations of the disposal subsidiaries for the three and six month periods ended June 30, 2012 and 2011:

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Revenues	$-	$-	$-	$-

Permits & licenses	-	-	-	20,000

Other administrative costs	-	-	-	6,000

Gain on disposal	-	(3,497)		(3,497)

Net (gain) loss	$-	$(3,497)	$-	$22,503

 No tax benefits were recorded on results of discontinued operations as realization of such does not meet recognition criteria.

4.	Mining Projects

Montclerg-Quebec – this project was acquired in 2011 in exchange for the issuance of $350,000 worth of common shares of the Company. The initial value was calculated as the number of shares issued multiplied by the market value on the issue date and was based on the preliminary information about the claims and the underlying mineral deposits and as a result the acquisition cost was capitalized. The Company plans to perform additional exploration to prove reserves, but as no proven and probable reserves have been documented to date, no further costs have been capitalized to date. As of June 30, 2012, the Company has not incurred the additional costs to further explore the property and has not experienced any indicators of impairment.

Shamika 2 Gold, Inc.

 An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

5.	Related Party Balances and Transactions

From inception to September 30, 2011, the Company operated under a management agreement with a related party Shamika Resources, Inc., which is controlled by the Company’s former CEO, Robert Vivian. The Company had no employees or office expenses as such were provided by consultants through the management agreement with Shamika Resources, Inc. The agreement with Shamika Resources, Inc. was informal. For the six months ended June 30, 2011, the Company incurred management fees expense of $468,811 under the agreement with Shamika Resources, Inc. As of June 30, 2012 and December 31, 2011, there were no outstanding amounts due to Shamika Resources Inc.

Beginning October 1, 2011, the Company is operating under an informal consulting agreement with Henry Riedl, the Company’s current CEO. During the six months ending June 30, 2012, the Company incurred expense of $52,500 under the consulting agreement with Henry Riedl. As of June 30, 2012 and December 31, 2011, $65,488 and $33,625, respectively, is recorded as accounts payable-related party under the agreement with Mr. Riedl.

Related party payables are recorded at cost, are non-interest bearing, unsecured and have no specific terms for repayment.

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

On May 10, 2012, the Company issued an aggregate of 50,000 shares of the Company’s Series A Convertible Preferred Stock in consideration for past unpaid services and valuable contributions of certain officers and directors. The Series A Preferred Stock convert at the rate of 10 shares of Common Stock for each share of Series A Preferred Stock converted. Each holder of Series A Preferred Stock shall be entitled to vote on all matters to which shareholders of the Corporation are entitled to vote and shall be entitled to 10,000 votes for each share of Series A Preferred Stock held. The fair value of the convertible preferred stock issuance was determined to be approximately $600.

On June 20, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation increasing the number of authorized shares of the Company’s capital stock which the Company is authorized to issue from 310,000,000 shares, consisting of 300,000,000 shares of common stock, par value $0.00001 (the “Common Stock”) and 10,000,000 shares of preferred stock, par value $0.00001 per share (the “Preferred Stock”) to 2,010,000,000 consisting of (a) 2,000,000,000 shares of Common Stock and (b) 10,000,000 shares of Preferred Stock (the “Amendment”).

From June 21, 2012 to June 28, 2012 Coventry Enterprises converted a portion of a Convertible Note, face value $11,448, into Common stock. The conversion resulted in the Company issuing 45,585,436 Common shares.

From June 21, 2012 to June 28, 2012 Asher Enterprises converted a portion of Convertible Note (Asher #4), face value $5,700, into Common stock. The conversion resulted in the Company issuing 29,085,714 Common shares.

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

6.	Share Capital (continued)

Summary of Warrants Outstanding

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2011	458,337	.46	-
Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding June 30, 2012	458,337	.46	-

7.	Convertible Notes

The remaining average contractual life of warrants outstanding is 1.48 years. All warrants are exercisable as of June 30, 2012 and December 31, 2011.

The Company had convertible promissory notes outstanding at June 30, 2012 and December 31, 2011 as follows:

	Notes Outstanding as of
	June 30, 2012	December 31, 2011

Asher Enterprises #4	$15,500	$34,400
Asher Enterprises #5	50,000	50,000
Asher Enterprises #6	8,500	8,500
Asher Enterprises #7	22,500	-
Asher Enterprises #8	55,000	-
Coventry	16,552	40,883
9134-2402 Quebec Inc.	20,493	-

	188,545	133,783
Less Debt Discount	60,530	33,326
	$128,015	$100,457

The Company has issued various convertible notes. The notes bear interest at the rate of 0% to 8% per annum and mature between January 2012 and April 2013. The Company has the option to repay the note at a premium or to pay all outstanding principal and interest at maturity.  If not repaid prior to or upon maturity, the notes will automatically convert into common shares. Under the convertibility terms of the convertible promissory notes, the principal, plus accrued interest can be converted at any time or upon maturity, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.  The notes contain a beneficial conversion feature which allows the holders of the notes to convert the notes into common shares of the Company at a price less than fair market value at date of conversion.   This amount is recorded as a discount to the principal amount of the notes and is amortized to interest expense utilizing the straight-line method over the term of the related note as the results are not materially different from those which would result from the interest method.  As of June 30, 2012 and December 31, 2011

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

7.	Convertible Notes (continued)

$60,530 and $33,326, respectively, remained in unamortized discount associated with the beneficial conversion feature.   During the six months ended June 30, 2012, the Company recognized interest expense on the notes of $43,787 which was comprised of $2,271 in contractual interest, $39,116 in amortization of the debt discount and $2,400 in amortization of financing costs. During the six months ended June 30, 2011, the Company recognized interest expense on the notes of $192,780 which was comprised of $27,772 in contractual interest, $147,868 in amortization of the debt discount and $17,140 in amortization of financing costs.

In April 2012, the Company received $20,493 in convertible note proceeds from 9134-2402 Quebec Inc. The note bears interest at 8% and is due in 9 months. The note is convertible at a 50% discount to market value, with a minimum conversion price of $0.01 per share if not repaid in full prior to maturity. If not repaid in full at maturity or converted into shares, the note will continue to accrue interest at 8% until it is repaid or converted.

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

On June 21, 2012 the Company issued a Secured Convertible Note in the amount of $55,000 to Asher Enterprises Inc. due March 22, 2013 and bearing interest at the rate of 8% per annum.  The note is convertible into common shares of the Company at any time from June 21, 2012 and ending on the complete satisfaction of the Note.  The conversion price shall equal the Variable Conversion Price defined as 55% multiplied by the Market Price defined as the average of the lowest 3 Trading Prices on the OTCBB during the 10 day trading period ending one day prior to the date of Conversion Notice.  In the event of default, the Note is immediately payable.  The minimum amount due in default is 150% x (outstanding principal + unpaid interest).

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

9.	Subsequent events

From July 2, 2012 to July 17, 2012 Coventry Enterprises converted a portion of a Convertible Note, face value $13,349, into Common stock. The conversion resulted in the Company issuing 96,406,429 Common shares.

From July 2, 2012 to July 23, 2012 Asher Enterprises converted a portion of Convertible Note (Asher #4), face value $15,500 and interest of $2,000, into Common stock. The conversion resulted in the Company issuing 160,277,779 Common shares. As of July 23, 2012 Note #4 has been repaid in full.

On July 25, 2012 Asher Enterprises converted a portion of Convertible Note (Asher #5), face value $4,000, into Common stock. The conversion resulted in the Company issuing 28,571,429 Common shares.

On July 10, 2012, the Board of Directors of the Company approved a resolution to change the name of the Company to RKO Resources Inc.

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

Results of Operations

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

The Company had no revenue during the three and six-month periods of 2012 and 2011, and has had no revenue from operations since its inception. We have only commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on properties, or if such minerals are discovered, that we will entire into commercial production. We do not anticipate earning revenues for the foreseeable future.

The operating loss for the three and six months ended June 30, 2012 was $74,148 and $102,249, respectively, as compared to $2,167,436 and $2,402,291 for the three and six month period ended June 30, 2011, respectively. The decrease in operating loss is primarily due to lower management fees, consulting fees and legal and professional fees. The Company was reorganized in 2012 resulting in much lower overhead.  Staff has been reduced to one person and overhead expenses have been reduced to a bare minimum.  Also, the Management agreement with Shamika Resources was terminated in September 2011 resulting in no management fees to Shamika Resources, Inc. for the three and six months ended June 30, 2012.  In the first quarter of 2011, the Company incurred costs of initial setup resulting in higher than usual professional fees.

Other expenses for the three and six months ended June 30, 2012 and 2011 consist of interest expense. Interest expense for the three and six months ended June 30, 2012 was $9,209 and $43,787, respectively, as compared to $120,210 and $192,780 for the three and six months ended June 30, 2011, respectively. The decrease is due to the reduction in notes payable due to conversions, and the reduction of amortization of debt discount and deferred financing fees as notes have approached maturity.

There was no loss from discontinued operations for the three and six months ended June 30, 2012. During the fourth quarter of 2010, the Company decided to abandon its efforts on the Congo property. The Company realized a gain on disposal of $3,497 relating to this discontinued operation during the three months ended June 30, 2011. The loss from discontinued operations for the six months ended June 30, 2011 was $22,503.

Net loss for the three and six months ended June 30, 2012 was $83,357 and $146,036, respectively, as compared to net loss of $2,284,149 and $2,617,574 for the three and six months ended June 30, 2011, respectively.

Critical Accounting Policies and Estimates

In the first six months of 2012, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2011.

Employees

As of June 30, 2012, the Company had no full time employees as operations are provided for through a management contract with a related party. The Company anticipates that it will be conducting most of its business through agreements with consultants and third parties.

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

_______________________

1 Prospect Report, Projet Ruisseau-Morin, par Bertrand Brassard, Géologue, M. Sc., January 1994

Liquidity and Capital Resources

At June 30, 2012, our cash was $5,510 and we had current liabilities of $435,474.  Since our inception on January 13, 2010, to the end of the period ended June 30, 2012, we have incurred losses of $3,346,065. We attribute our net loss to having no revenues to offset our operating expenses.

We have no cash flow from operations and have insufficient cash to meet our current liabilities nor our operational requirements for the next 12 months. In addition we will also be required to raise additional working capital to fund the exploration and development plans as discussed above.

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

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the fiscal period ending June 30, 2012 our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and principal accounting officer in a manner that allowed for timely decisions regarding required disclosure.

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

As of June 30, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal period ended June 30, 2012, there were no changes in our internal controls over financial reporting that we believe could materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

From June 21, 2012 to June 28, 2012, Asher Enterprises converted a portion of Convertible Note (Asher #4), face value $5,700.00, into Common stock. The conversion resulted in the Company issuing 29,085,714 shares of Common Stock.

From June 21, 2012 to June 28, 2012, Coventry Enterprises converted a portion of a Convertible Note, face value $11,448, into shares of the Company’s Common Stock. The conversion resulted in the Company issuing 45,585,436 shares of Common Stock.

From July 2, 2012 to July 17, 2012 Coventry Enterprises converted a portion of a Convertible Note, face value $13,349, into Common stock. The conversion resulted in the Company issuing 96,406,429 Common shares.

From July 2, 2012 to July 23, 2012 Asher Enterprises converted a portion of Convertible Note (Asher #4), face value $15,500 and interest of $2,000, into Common stock. The conversion resulted in the Company issuing 160,277,779 Common shares. As of July 23, 2012 Note #4 has been repaid in full.

On July 25, 2012 Asher Enterprises converted a portion of Convertible Note (Asher #5), face value $4,000, into Common stock. The conversion resulted in the Company issuing 28,571,429 Common shares.

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

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and this Item is included in Exhibit 95 to this quarterly report on Form 10-Q. There are no current mine safety violations for the Company.

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

On June 20, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation increasing the number of authorized shares of the Company’s capital stock which the Company is authorized to issue from 310,000,000 shares, consisting of 300,000,000 shares of common stock, par value $0.00001 (the “Common Stock”) and 10,000,000 shares of preferred stock, par value $0.00001 per share (the “Preferred Stock”) to 2,010,000,000 consisting of (a) 2,000,000,000 shares of Common Stock and (b) 10,000,000 shares of Preferred Stock (the “Amendment”).

On July 10, 2012, the Board of Directors of the Company approved a resolution to change the name of the Company to RKO Resources Inc.

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

Date: August 3, 2012	/s/ Henry Riedl
Name: Henry Riedl
Title: President and Chief Executive Officer and Interim Financial Officer
(Principal Executive and Accounting Officer)

/s/ Kim Koffel
Name: Kim Koffel
Title: Director

