Form 10-Q
period 2012-09-30
SHAMIKA 2 GOLD, INC.
filed 2014-02-19
CIK 1330323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ________TO ________

Commission File Number: 000-52689

SHAMIKA 2 GOLD, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0448154
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1350 Avenue of the Americas

New York, New York 10019

(Address of principal executive offices)

(212) 541-6222

(Registrant's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 19, 2014, the Issuer had 1,033,686,396 shares of common stock, par value $0.00001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011.	2
	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011, and for the period from inception (January 13, 2010) through September 30, 2012 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and for the period from inception (January 13, 2010) through September 30, 2012 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4.	Controls and Procedures	17

	PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Mine Safety Disclosures	20

ITEM 5.	Other Information	21

ITEM 6	Exhibits	21

	Signatures	22

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

As used in this Quarterly Report on Form 10-Q (the “Quarterly Report”), the terms "we", "us", "our", and the “Company” mean Shamika 2 Gold. Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Shamika 2 Gold, Inc.

An Exploration Stage Company

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2012	December 31, 2011

A S S E T S

Current Assets
Cash	$149	$-
Deferred financing costs	1,767	2,167
Total Current Assets	1,916	2,167

Long-term Assets
Mineral property	-	350,000
Total Assets	$1,916	$352,167

L I A B I L I T I E S A N D S T O C K H O L D E R S’ D E F I C I T

Current Liabilities
Accounts payable	$191,498	$256,760
Accounts payable related party (note 5)	95,397	33,625
Convertible notes payable, net of debt discount of $38,499 and $33,326, respectively	94,817	100,457
Accrued interest	5,764	4,811
Total Current Liabilities	387,476	395,653

Commitments and Contingencies

Stockholders’ Deficit
Series A, Convertible Preferred stock, $0.00001 par value, 10,000,000 shares authorized and 1,000,000 shares issued and outstanding	10	-
Common stock, $0.00001 par value, 2,000,000,000 shares authorized: 968,086,396 and 175,161,371 shares issued and outstanding, respectively (note 6)	9,680	1,751
Additional paid-in capital	3,317,356	3,154,792
Deficit accumulated during exploration stage	(3,712,606)	(3,200,029)

Total Stockholders’ Deficit	(385,560)	(43,486)

Total Liabilities and Stockholders’ Deficit	$1,916	$352,167

See Notes to Condensed Consolidated Financial Statements

Shamika 2 Gold Inc.

An Exploration Stage Company

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		From inception January 13, 2010 through September 30,
	2012	2011	2012	2011	2012

R E V E N U E	$-	$-	$-	$-	$-

Operational Expenses
Consulting fees	(65,000)	1,753,250	(65,000)	1,753,250	1,688,251
Legal & professional fees	19,277	85,221	55,947	120,098	305,579
Investor relations	1,669	18,594	5,155	18,594	54,295
Management fee – related party (note 5)	31,500	278,310	84,000	468,811	547,670
Exploration costs	-	25,700	-	25,700	8,550
Other operational expenses	5,381	6,361	14,975	15,838	62,878
Operating loss	(7,173)	2,167,436	95,077	2,402,291	2,667,223

Other expenses
Interest expense	23,714	120,210	67,500	192,780	456,934
Organization expense	-	-	-	-	86,750

Net loss from continuing operations	16,541	2,287,646	162,577	2,595,071	3,210,907
(Gain) Loss from discontinued operations (Note 3)	350,000	(3,497)	350,000	22,503	501,699

Net loss	$366,541	$2,284,149	$512,577	$2,617,574	$3,712,606

Loss per share from continuing operations – basic and diluted	$-	$0.04	$-	$0.05

Loss per share from discontinued operations – basic and diluted	$-	$-	$-	-

Loss per share	$-	$0.04	$-	$0.05

Weighted Average Number of Shares Outstanding	91,090,398	56,665,591	532,520,635	53,675,854

See Notes to Condensed Consolidated Financial Statements

Shamika 2 Gold Inc.

An Exploration Stage Company

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,		From inception January 13, 2010 through September 30,
	2012	2011	2012

Operating activities
Net loss	$(512,577)	$(2,617,574)	$(3,712,606)

Adjustments to reconcile net loss to cash used by operating activities:
Amortization of financing costs	3,400	34,642	46,050
Amortization of debt discount	61,147	150,368	374,955
Loss from discontinued operations	350,000	22,503	501,699
Shares issued for services	10	1,822,500	1,829,901
Changes in:
Prepaid expenses	-	(30,333)	-
Accrued interest	953	10,546	10,935
Accounts payable and accrued liabilities	(65,263)	60,970	191,497
Accounts payable - related party	61,772	81,809	95,397

Net cash used in operating activities of continuing operations	(100,558)	(464,569)	(662,172)
Net cash used in operating activities of discontinued operations	-	(26,000)	(51,700)
Net cash used in operating activities	$(100,558)	$(490,569)	$(713,872)

Financing activities
Deferred financing costs	(3,000)	(34,931)	(31,317)
Proceeds from sale of common stock under subscription agreement	-	175,000	302,622
Repayments of convertible notes	-	-	(102,500)
Proceeds from convertible notes	103,707	350,500	545,216
Net cash provided by financing activities	$100,707	$490,569	$714,021

Total change in cash for period	149	-	149
Cash at beginning of period	-	-	-
Cash at end of period	$149	$-	$149

Non-cash Investing Activities
Shares issued to acquire mineral property	$-	$350,000	$350,000
Mining permits acquired in exchange for notes payable	$-	$-	$500,002

Non-cash Financing Activities
Shares issued for satisfaction of note payable and accrued interest	$101,234	$78,500	$353,455
Common stock issued. Proceeds received by related party for reduction of related party payable	$-	$-	$100,000
Payment on note payable in exchange for related party payable	$-	$-	$(41,000)
Payments on related payable in exchange for proceeds from convertible note	$-	$-	$78,500

See Notes to Condensed Consolidated Financial Statements

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

As shown in the accompanying financial statements, the Company has $149 cash on hand, current liabilities of $387,475, no immediate borrowing capacity, and has incurred a net loss of $512,577 for the nine months ended September 30, 2012. These factors result in substantial doubt about the ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain additional financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

September 30, 2012

(unaudited)

2.	Significant Accounting Policies – continued

d)	Cash and Concentrations

Financial instruments, which could potentially subject the Company to credit risk, consist primarily of cash and accounts payable.

From inception to September 30, 2011, cash was managed for the Company by a related party, Shamika Resources, Inc. During the second quarter of 2012, the Company opened its own bank account. Cash balances at September 30, 2012 are held in this cash account.

The Company’s operations are all related to the minerals and mining industry. A reduction in mineral prices, political unrest in the countries in which the Company operates or other disturbances in the minerals market could have an adverse effect on the Company’s operations.

e)	Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that no liability exists pertaining to environmental expenditures as of September 30, 2012.

f)	Per Share Data

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants and convertible notes.

The Company has excluded all common equivalent shares outstanding for warrants and convertible notes from the calculation of diluted net loss per share because all such securities are anti-dilutive for the periods presented. As of September 30, 2012, 458,337 warrants had been issued which represent potential shares which may be issued resulting from the provisions of convertible notes and approximately 1,477,347,058 common shares that may be issued upon the conversion of convertible notes.

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

September 30, 2012

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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no mining projects in production as of September 30, 2012, and the asset retirement obligations are usually created as part of the production process. Accordingly, at September 30, 2012, the Company had no asset retirement obligations.

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

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

2.	Significant Accounting Policies (continued)

l)	Convertible Instruments

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

Certain amounts for the three and nine months ended September 30, 2011 have been reclassified to conform to the current operating format.

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

3.	Discontinued Operations

Congo

During the fourth quarter of 2010, the Company decided to abandon its efforts on the Congo property. The Company incurred a gain on disposal of $3,497 during the three months ended June 30, 2011 and a net loss of $22,503 relating to this discontinued operation during the nine months ended September 30, 2011.

Cambodia

In the fourth quarter of 2011, due to the inability of the Company to raise the required financing needed to obtain the permits and further the Cambodia project, the Share Exchange Agreement was nullified and the project was discontinued.

Quebec

In the third quarter of 2012, due to the inability of the Company to raise the required financing needed to renew the permits and further the Montclerg project, the project was discontinued.

As of September 30, 2012 and December 31, 2011 there were no assets or liabilities of discontinued operations.

The following table shows the results of operations of the disposal subsidiaries for the three and nine month periods ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-

Permits & licenses	-	-	-	20,000

Other administrative costs	-	-	-	6,000

Gain on disposal	-	(3,497)		(3,497)

Acquisition cost	350,000	-	350,000	350,000

Net (Gain) Loss	$350,000	$(3,497)	$350,000	$372,503

No tax benefits were recorded on results of discontinued operations as realization of such does not meet recognition criteria.

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

4.	Mining Projects

Montclerg-Quebec – this project was acquired in 2011 in exchange for the issuance of $350,000 worth of common shares of the Company. The initial value was calculated as the number of shares issued multiplied by the market value on the issue date and was based on the preliminary information about the claims and the underlying mineral deposits and as a result the acquisition cost was capitalized. The Company had planned to perform additional exploration to prove reserves, but as no proven and probable reserves have been documented to date, no further costs have been capitalized to date. As of September 30, 2012, the Company has discontinued this project due to lack of financing and the acquisition cost related to the project have been written off.

5.	Related Party Balances and Transactions

From inception to September 30, 2011, the Company operated under a management agreement with a related party Shamika Resources, Inc., which is controlled by the Company’s former CEO, Robert Vivian. The Company had no employees or office expenses as such were provided by consultants through the management agreement with Shamika Resources, Inc. The agreement with Shamika Resources, Inc. was informal. For the nine months ended September 30, 2011, the Company incurred management fees expense of $684,821 under the agreement with Shamika Resources, Inc. As of September 30, 2012 and December 31, 2011, there were no outstanding amounts due to Shamika Resources Inc.

Beginning October 1, 2011, the Company is operating under an informal consulting agreement with Henry Riedl, the Company’s current CEO. During the nine months ending September 30, 2012, the Company incurred expense of $84,000 under the consulting agreement with Henry Riedl. As of September 30, 2012 and December 31, 2011, $95,397 and $33,625, respectively, is recorded as accounts payable-related party under the agreement with Mr. Riedl.

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

On May 17, 2012 the Company increased its authorized capital stock from 310,000,000 shares, consisting of 300,000,000 shares of common stock, par value $0.00001 (the “Common Stock”) and 10,000,000 shares of preferred stock, par value $0.00001 per share (the “Preferred Stock”) to 2,010,000,000 shares of capital stock, consisting of 2,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

6.	Share Capital (continued)

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

From July 25, 2012 to September 19, 2012 Asher Enterprises converted a portion of Convertible Note (Asher #5), face value $26,380, into Common stock. The conversion resulted in the Company issuing 339,726,985 Common shares.

On September 21, 2012 the Company issued 950,000 Series “A” Preferred shares to Henry Riedl in consideration for expenses incurred and paid for personally by Henry Riedl and valuable contributions as an officer and director of the Company including locating and securing valuable opportunities and transactions for the Company. The Company evaluates the market value of this issuance at $950.

Summary of Warrants Outstanding

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding December 31, 2011	458,337	.46	-
Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding September 30, 2012	458,337	.46	-

The remaining average contractual life of warrants outstanding is 1.48 years. All warrants are exercisable as of September 30, 2012 and December 31, 2011.

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

7.	Convertible Notes

The Company had convertible promissory notes outstanding at September 30, 2012 and December 31, 2011 as follows:

	Notes Outstanding as of
	September 30, 2012	December 31, 2011

Asher Enterprises #4	$-	$34,400
Asher Enterprises #5	23,620	50,000
Asher Enterprises #6	8,500	8,500
Asher Enterprises #7	22,500	-
Asher Enterprises #8	55,000	-
Coventry	16,552	40,883
9134-2402 Quebec Inc.	20,493	-

	133,316	133,783
Less Debt Discount	38,499	33,326
	$94,817	$100,457

The Company has issued various convertible notes. The notes bear interest at the rate of 0% to 8% per annum and mature between January 2012 and April 2013. The Company has the option to repay the note at a premium or to pay all outstanding principal and interest at maturity. If not repaid prior to or upon maturity, the notes will automatically convert into common shares. Under the convertibility terms of the convertible promissory notes, the principal, plus accrued interest can be converted at any time or upon maturity, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company. The notes contain a beneficial conversion feature which allows the holders of the notes to convert the notes into common shares of the Company at a price less than fair market value at date of conversion. This amount is recorded as a discount to the principal amount of the notes and is amortized to interest expense utilizing the straight-line method over the term of the related note as the results are not materially different from those which would result from the interest method. As of September 30, 2012 and December 31, 2011 $38,499 and $33,326, respectively, remained in unamortized discount associated with the beneficial conversion feature. During the nine months ended September 30, 2012, the Company recognized interest expense on the notes of $67,500 which was comprised of $2953 in contractual interest, $61,147 in amortization of the debt discount and $3,400 in amortization of financing costs. During the nine months ended September 30, 2011, the Company recognized interest expense on the notes of $288,143 which was comprised of $37,660 in contractual interest, $229,791 in amortization of the debt discount and $20,692 in amortization of financing costs.

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

Shamika 2 Gold, Inc.

An Exploration Stage Company

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

7.	Convertible Notes (continued)

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

On October 4, 2012 Asher Enterprises converted a portion of Convertible Note (Asher #5), face value $3,280 into Common stock. The conversion resulted in the Company issuing 65,600,000 Common shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and Notes thereto included herein beginning on page 1.

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

Results of Operations

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

The Company had no revenue during the three and nine-month periods of 2012 and 2011, and has had no revenue from operations since its inception. We have only commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on properties, or if such minerals are discovered, that we will entire into commercial production. We do not anticipate earning revenues for the foreseeable future.

The operating loss for the three and nine months ended September 30, 2012 was $429,541 and $512,577, respectively, as compared to $366,541 and $2,961,213 for the three and nine month period ended September 30, 2011, respectively. The decrease in operating loss is primarily due to lower management fees, consulting fees and legal and professional fees. The Company was reorganized in 2012 resulting in much lower overhead. Staff has been reduced to one person and overhead expenses have been reduced to a bare minimum. Also, the Management agreement with Shamika Resources was terminated in September 2011 resulting in no management fees to Shamika Resources, Inc. for the three and nine months ended September 30, 2012. In the first quarter of 2011, the Company incurred costs of initial setup resulting in higher than usual professional fees.

Other expenses for the three and nine months ended September 30, 2012 and 2011 consist of interest expense. Interest expense for the three and nine months ended September 30, 2012 was $23,713 and $67,500, respectively, as compared to $95,363 and $288,143 for the three and nine months ended September 30, 2011, respectively. The decrease is due to the reduction in notes payable due to conversions, and the reduction of amortization of debt discount and deferred financing fees as notes have approached maturity.

There was a $350,000 loss from discontinued operations for the three and nine months ended September 30, 2012. During the fourth quarter of 2010, the Company decided to abandon its efforts on the Congo property. The Company realized a gain on disposal of $3,497 relating to this discontinued operation during the three months ended June 30, 2011. The loss from discontinued operations for the nine months ended September 30, 2011 was $22,503.

Net loss for the three and nine months ended September 30, 2012 was $366,541 and $512,577, respectively, as compared to net loss of $369,338 and $2,961,213 for the three and nine months ended September 30, 2011, respectively.

Critical Accounting Policies and Estimates

In the first nine months of 2012, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2011.

Employees

As of September 30, 2012, the Company had no full time employees as operations are provided for through a management contract with a related party. The Company anticipates that it will be conducting most of its business through agreements with consultants and third parties.

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

This property has no known reserves and the proposed program is exploratory in nature. There are no current detailed plans to conduct exploration on the property. Operations were discontinued in the third quarter of 2012 due to lack of financing.

Mineralization:

Montclerg Property

This project is situated on lands close to the town of St-Augustin de Woburn in an area known as the Eastern Townships, which is approximately 200 kilometres east of Montreal. The property consists of 23 mineral claims having an area of 17.5 square kilometres. There are no infrastructures nor sources of power present on the property.

Preliminary surveys have found traces of gold on the property and it is recommended that we undertake additional investigation to localise and determine the extent of the source. Property brooks Arnold Morin is located about 200 km east of Montreal and 35 km south of Lake Township Megantic in Woburn, about 15 km south of the village of St-Augustin de Woburn (maps 1: 50 000 sheets 21 th / 21 th and 2 / 7). Canada border - the U.S. is located near the eastern boundaries of the property. The property covers a total area of approximately 1750 hectares divided into a block of 41 contiguous lots. Property is situated in the southern Quebec Appalachians, either in the region of the Megantic. Property sector includes, among other things, the massive Lake Chains and granite Devinien Lake to spiders. The formation of the Arnold River, part of the Chain Lakes massif, is regarded as a scale of Grenville. The rock formation is stuck in a thrust fault against the mixing unit Cambro-Ordovician. It consists of a mixture of meta-crystalline gray sandstone, more or less dark grained ranging from fine to medium. We also find granitic gneisses and quartzo-feldspathic granulites (Cheve, 1978). The thickness of this formation may reach several kilometres in the southern part of Quebec.1

———————

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

Liquidity and Capital Resources

At September 30, 2012, our cash was $149 and we had current liabilities of $387,475. Since our inception on January 13, 2010, to the end of the period ended September 30, 2012, we have incurred losses of $3,712,606. We attribute our net loss to having no revenues to offset our operating expenses.

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

(a) – Evaluation of Disclosure Controls and Procedures

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

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the fiscal period ending September 30, 2012 our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and principal accounting officer in a manner that allowed for timely decisions regarding required disclosure.

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

As of September 30, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal period ended September 30, 2012, there were no changes in our internal controls over financial reporting that we believe could materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

From July 25, 2012 to September 19, 2012 Asher Enterprises converted a portion of Convertible Note (Asher #5), face value $26,380, into Common stock. The conversion resulted in the Company issuing 339,726,985 Common shares.

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

ITEM 5.	OTHER INFORMATION

On September 21, 2012 the Company issued 950,000 Series “A” Preferred shares to Henry Riedl in consideration for expenses incurred and paid for personally by Henry Riedl and valuable contributions as an officer and director of the Company including locating and securing valuable opportunities and transactions for the Company. The Company evaluates the market value of this issuance at $950. The Series “A” Preferred Stock convert at the rate of 10 shares of Common Stock for each share of Series “A” Preferred Stock converted.

On September 28, 2012, Kim Koffel was removed from the Board of Directors and from his function of COO of the Company.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure

101	Interactive Data Files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.*

———————

*	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shamika 2 Gold, Inc.

Date: February 19, 2014	By:	/s/ Henry Riedl
Name: Henry Riedl
Title: President and Chief Executive Officer and Interim Financial Officer
(Principal Executive and Accounting Officer)